Form 10-Q
period 2000-03-31
SATX INC
filed 2000-05-15
CIK 1108107

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                  FORM 10-QSB


(Mark One)

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Quarterly Period Ended March 31, 2000

( ) Transition report under Section 13 or 15(d) of the Exchange Act

Commission File Number 000-29755

                                   SATX, INC.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

            Nevada                                                87-0293479
------------------------------                               -------------------
 (State or Other Jurisdiction                                 (I.R.S. Employer
Incorporation or Organization)                               Identification No.)

          4710 Eisenhower Boulevard, Suite E - 1, Tampa, Florida 33634
          ------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (813) 290-0911
                ------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

         Yes [ ]     No [X]

         There were 53,481,960 shares of the registrant's common stock outstanding at March 31, 2000.

         Transitional Small Business Disclosure Format (check one):

         Yes [ ]     No [X]

                                    PART I

                             FINANCIAL INFORMATION


Item 1.  Financial Information


                                   SATX, INC.
                            CONDENSED BALANCE SHEETS
                                   (UNAUDITED)

                            ASSETS
                                                                        March 31,
                                                                           2000
                                                                       -----------
CURRENT ASSETS:
     Cash                                                              $    40,655
     Accounts receivable, net of allowance for
       doubtful accounts of $3610 for 2000                                  19,410
     Inventory                                                             429,053
     Note receivable                                                       482,491
     Prepaid expenses and other current assets                              15,300
                                                                       -----------
Total Current Assets                                                       986,909
                                                                       -----------
FIXED ASSETS                                                                47,394
                                                                       -----------
OTHER ASSETS
     Investments                                                           165,000
     Other assets                                                           28,871
Total Other Assets                                                         193,871
                                                                       -----------
TOTAL ASSETS                                                           $ 1,228,174
                                                                       ===========

              LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable, current portion                                    $ 1,120,192
     Accounts payable                                                      307,836
     Accrued expenses                                                      110,560
                                                                       -----------
Total Current Liabilities                                                1,538,588
                                                                       -----------
NON CURRENT LIABILITIES
     Notes payable (Note 6)                                              1,120,192
     Less: Current portion                                              (1,120,192)
                                                                       -----------
Total Non Current Liabilities                                                  -0-
                                                                       -----------
TOTAL LIABILITIES                                                        1,538,588
                                                                       -----------
SHAREHOLDERS' EQUITY
     Preferred stock, $.001 par value 20,000,000
       shares authorized, none issued
     Common stock, $.001 par value, 100,000,00
       shares authorized, 53,481,960 issued at
       March 31, 2000                                                       53,492
     Paid in capital                                                     3,937,333
     Accumulated deficit                                                (4,301,239)
                                                                       -----------
Total Shareholders' (Deficit)                                             (310,414)
                                                                       -----------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY                               $ 1,228,174
                                                                       ===========




                (See accountant's report and accompanying notes.)

                                   SATX, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                              For the Three Months
                                                 Ended March 31
                                           -------------------------
                                              2000           1999
                                           ----------     ----------
Revenues                                   $      -0-     $      -0-
                                           ----------     ----------

Total Revenues                                    -0-            -0-

Cost And Expenses
     Cost of sales                                -0-            -0-
     Selling, general and
       administrative expenses                616,579            -0-
     Interest expense                          20,575            -0-
                                           ----------     ----------
                                              637,154            -0-
                                           ----------     ----------

LOSS BEFORE PROVISION (CREDIT)
  FOR INCOME TAX                             (637,154)           -0-
     Provision (credit) for income tax            -0-            -0-
                                           ----------     ----------

Net Loss                                   $ (637,154)    $      -0-
                                           ==========     ==========
Basic & Diluted Loss
     Per common share                      $     (.01)           -0-
                                           ----------     ----------
Weighted Average
     Number of common shares
       outstanding                         52,758,428     42,737,170
                                           ----------     ----------




                (See accountant's report and accompanying notes.)

                                   SATX, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                     For the Three Months
                                                        Ended March 31
                                                ------------------------------
                                                   2000                1999
                                                -----------         ----------
Increase (Decrease) In Cash:

Cash Flow From Operating Activities
     Net loss for the period                    $  (637,154)        $      -0-
     Non-cash expenses
       Depreciation and amortization                  1,884                -0-
     (Increase) in notes receivable                (226,000)               -0-
     Decrease in receivables                             10                -0-
     (Increase) in inventories                      (22,660)               -0-
     Decrease in prepaid expenses
       and other assets                                  90                -0-
     Increase (Decrease) in accounts
       payable and accrued expenses                (173,898)               -0-
                                                -----------         ----------

Net Cash (Used) In Operations                    (1,057,728)               -0-
                                                -----------         ----------
Cash Flow From Investing Activities
     Purchase of Property And Equipment              (6,223)               -0-
                                                -----------         ----------
Net Cash (Used) Provided
 From Investing Activities                           (6,223)               -0-
                                                -----------         ----------
Cash Flow From Financing Activities
     Increase in notes payable                       46,874                -0-
     Increase of common stock for cash              958,906                -0-
                                                -----------         ----------
Net Cash (Used) Provided
 From Financing                                   1,005,780                -0-
                                                -----------         ----------

Net Increase (Decrease) In Cash                     (58,171)               -0-

Cash, Beginning of Year                              98,826              1,008
                                                -----------         ----------

Cash, End of Period                             $    40,655         $    1,008
                                                ===========         ==========




                (See accountant's report and accompanying notes.)

                                   SATX, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 1   DESCRIPTION OF COMPANY

SATX, Inc., the "Company" and its Subsidiary, DebitFone International, Inc., are in the communications technology business. The Company was incorporated June 28, 1972, in the State of Utah, under the name Growth, Inc. After several subsequent changes in corporate structure, the Company amended its Articles of Incorporation to change its name to SATX, Inc. and changed its domicile to Nevada.

The Company currently markets, both domestically and internationally, prepaid cellular phones and global tracking devices.

The accounting policies followed by the Company are set forth in Note 2 to the Company's Registration Statement on Form 10-SB. Specific reference is made to said Registration Statement for a description of the Company's securities and the notes to the financial statements included therein.

In the opinion of management, the accompanying unaudited interim condensed financial statements of SATX, Inc., contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2000, and the results of its operations and cash flows for the three month periods ended March 31, 2000, and 1999. Our auditors have reviewed the financial statements as of and for the three month period ended March 31, 2000.

The results of operations for the three month periods ended March 31, 2000, and 1999, are not necessary indicative of the results to be expected for the full year.

NOTE 2   BUSINESS COMBINATION

In May, 1999, SATX, Inc. completed the acquisition of all of the stock of its wholly-owned Subsidiary, DebitFone International, Inc. It traded 2,900,000 shares of Company stock for all of DebitFone's stock, valued at fair market value of approximately $.04 per share of the Company's common stock. The Company has recorded the acquisition using the purchase method of accounting as follows:

         Assets acquired                       $ 116,000
         Liabilities assumed                         -0-
                                               ---------
         Acquisition price of assets           $ 116,000
                                               =========

The assets purchased included $92,353 of software development costs which were subsequently expensed as period costs during the remainder of 1999.

                                   SATX, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 2   BUSINESS COMBINATION (CONT'D)

The operations of DebitFone International, Inc. have been reflected herein on a consolidated basis for the period since acquisition, which includes the period of June 1, 1999, through December 31, 1999.

The following unaudited pro forma data summarizes the results of operations of the Company for the three months ended March 31, 1999, as if the acquisition had been completed on January 1, 1999. The pro forma data gives effect to the actual operating results prior to acquisition. The pro forma results do not purport to be indicative of the results that would have actually be achieved if the acquisition had occurred on January 1, 1999, or that may be achieved in the future.

                                       The Three Months Ended
                                            March 31, 1999

         Sales                                $   -0-
         Net Loss                             (47,527)
         Basic Net Loss Per Share                 -0-

NOTE 3   POTENTIAL ACQUISITIONS

In October, 1999, SATX, Inc. entered into a stock purchase agreement with Paradigm Manufacturing, Inc., which called for SATX, Inc. to acquire all the shares of Paradigm. Although this agreement was signed by both parties, there were still conditions to be met before becoming final.

In an agreement, dated March 3, 2000, and a supplemental agreement, dated March 3, 2000, the parties mutually agreed to rescind the stock purchase agreement and consider it null and void. The agreement also outlined the parties concurrence to finish the development and tooling of a prepaid phone for SATX, Inc.

As part of the original agreement, SATX, Inc. loaned Paradigm Manufacturing, Inc. $256,491. The supplemental agreement includes a promissory note that calls for period repayment beginning April 1, 2000, with the final payment by November 1, 2000. Interest is payable at 10% per annum.

As of the report date, Paradigm has not made the April or May payments and is in default on this promissory note.

                                   SATX, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 4   NOTES PAYABLE

                                                              March 31, 2000
                                                              --------------
Notes payable to shareholders due June 12,
 2000.  Interest accrued at 10% per annum,
 is also payable at that date.                                  $  200,000

Notes payable to shareholders
 and affiliates dated May 14, 1999.
 Interest is payable at 10% per annum
 with bot interest and principle due
 January 15, 2001.                                                 160,000

Notes payable to shareholder
 affiliates dated June 21, 1999.
 Interest is payable at 10% per annum
 with both interest and principle due
 January 15, 2001.                                                 400,000

Convertible notes payable dated January 7,
 2000, due in one year with interest
 payable at 8% per annum. The holder
 may convert the note into common stock,
 prior to the due date at the conversion
 rate of 30 cents per share.                                       100,000

Notes payable to shareholders for moneys
 advanced for operating capital. Interest
 is payable at 10% per annum and is payable
 upon demand.                                                      260,192
                                                                ----------

                                                                 1,120,192

Less: Current portion                                            1,120,192
                                                                ----------

Non-current notes payable                                       $      -0-
                                                                ==========

                                   SATX, INC.
                 NOTES TO INTERIM CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2000
                                   (UNAUDITED)

NOTE 5   SUBSEQUENT EVENT - ACQUISITION

In early May, 2000, the Company entered into a letter of intent to purchase 3,982,600 shares of ORA Electronics, Inc., which is to represent no less than 56% of the issued and outstanding shares of the stock of ORA. The consideration to be paid by SATX, Inc., is $150,000 cash, 400,000 shares of SATX, Inc. common stock and the assumption by SATX, Inc. of a note payable to ORA of approximately $300,000.

An initial payment of $75,000 has been made with an additional $75,000 to be paid at closing which is currently scheduled for May 15, 2000.

             REVIEW REPORT ON INTERIM CONDENSED FINANCIAL STATEMENTS




To the Shareholders
SATX, Inc.


We have reviewed the accompanying balance sheet, statement of operations and statement of cash flows of SATX, Inc., as of March 31, 2000, and for the three month period then ended. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.


/s/ Robert L. White
----------------------------
Robert L. White
Certified Public Accountant
Cincinnati, Ohio

May 8, 2000

ITEM 2.  MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The company has been in existence for several years, but has been in a developmental stage across all product lines. Since the third quarter of 1999, the Company has been in the final maturation stages of its prepaid cellular and GPS/tracking products. A variety of them have been in field testing and in-plant testing, including resultant modifications, as required, since late 1999. Customer Service and support systems continue to evolve and mature to ensure the highest level of reliability and maximum functionality in the marketplace. Concurrently, the marketing and sales strategies are being reviewed, tested and enhanced to also ensure that implemented methods are competitive and effective. The stabilization process of the products systems and methods has taken longer than earlier anticipated, but all are expected to be complete by mid-year 2000. Sales should begin to escalate during the second quarter.

Due to the nature of the Company's core businesses, and the Company's reliance upon technology, the Research & Development efforts will continue at nominal levels for the foreseeable future. It is imperative that such efforts are maintained due to the rapid changes being experienced in the communications technology fields. The funded research project continues in the development of specifications to support prepaid cellular across the variety of digital protocols. Initial software has been written and is in test in support of a next-generation prepaid cellular handset. The Company also continues to investigate and evolve the array of functionality possible through the application of sensor data transmission via two-way paging to control remote products. Core applications still include cars, trains, trucks and cargo containers, but other possibilities involve the management of such activities as remotely reading meters or tripping switches or other similar functions where paging signals can initiate electronic functions and report results back to a base station.

Moving into a sales-oriented element of the Company's evolution, and also continuing Engineering development will still require constant evolution of facilities, equipment and headcount. Each will be defined based upon scalable requirements of the operation. Such activity will continue to need make-buy decisions and sourcing decisions based upon investment returns and business issues. The Company's business remains very scalable, very much outside purchase through contract manufacturing, and results in very little pressure upon facilities or equipment. The sales and service orientation of the company provides manpower demands in direct proportions to business levels and affordability. It remains the position of the Company management that the plan can be executed within previously defined limits of 100 employees and One Million Dollars of expansion capital.

The Company strategy and direction remains the pursuit of technology, expanded capability and new markets, all generally associated with the communications industry. Opportunities are being pursued domestically and internationally at the present time. To meet the current and future demands of the Company for operating funds, the Company is pursuing both line-of-credit and equity funding.

                                    PART II

                               OTHER INFORMATION


Item 1.      Legal Proceedings.
             None.

Item 2.      Changes in Securities.
             None.

Item 3.      Defaults Upon Senior Securities.
             Not applicable.

Item 4.      Submission of Matters to a Vote of Security Holders.
             None.

Item 5.      Other Information.

         The Company filed a Registration Statement on Form 10 (Registration Statement No. 000-29755) that was declared effective by the Securities and Exchange Commission on March 31, 2000.

         Prior to the effectiveness of the Registration Statement, the Company's Common Stock was quoted on the OTC Electronic Bulletin Board and was traded under the symbol "SATXE." After the effectiveness of the Registration Statement, the trading symbol was changed to "SATX."

         In early May, 2000, the Company entered into a letter of intent with a principal shareholder ("Seller") of ORA Electronics, Inc., ("ORA") to purchase 3,982,600 shares of ORA's outstanding common stock (approximately a 56% interest in ORA), for $150,000 cash, 400,000 shares of the Company's Common Stock, and the assumption by the Company of Seller's $300,000 note payable to ORA (the "ORA Stock Purchase Transaction"). The Company made an initial $75,000 payment to Seller. The ORA Stock Purchase Transaction is presently scheduled to close on May 15, 2000.

Item 6.      Exhibits

EXHIBIT NO.      DESCRIPTION OF EXHIBIT
-----------      ----------------------
   2.1           Supplemental Agreement by SATX, Inc. and Paradigm
                 Manufacturing, Inc. dated March 3, 2000. *
   3.1           Articles of Incorporation, as amended *
   3.2           By-laws *
   4.1           See Exhibits 3.1 and 3.2 for provisions of the Articles of
                 Incorporation and Bylaws of the Company defining right of
                 holders of the Company's Common Stock *
   4.2           Specimen of Stock Certificate *
   10.1          Lease Agreement dated June 19, 1998, by and between ARA
                 Properties No. 1, Ltd., doing business as Eisenhower Technology
                 Park, as Lessor, and DebitFone International, Inc., as Lessee,
                 and Addendum to Lease dated January 29, 1999 *
   10.2          Employment Agreement dated May 28, 1999, between DebitFone
                 International, Inc., Satellite Control Technologies, Inc., and
                 Merritt W. Jesson *
   10.3          Employment Agreement dated June 1, 1999, between DebitFone
                 International, Inc., Satellite Control Technologies, Inc., and
                 Robert Ellis *
   10.4          Employment Agreement dated June 1, 1999, between DebitFone
                 International, Inc., Satellite Control Technologies, Inc., and
                 Larry Bisgrove *
   10.5          Employment Agreement dated October 1, 1999, between DebitFone
                 International, Inc., Satellite Control Technologies, Inc., and
                 Donna Skell *
   10.6          Employment Agreement dated October 1, 1999, between DebitFone
                 International, Inc., Satellite Control Technologies, Inc., and
                 Anton Skell *
   10.7          Term Sheet dated March, 2000 for Restatement of Promissory Note dated June 21, 1997 by and between Komar Investments, LLC and
                 SATX, Inc. *
   10.8          Secured Promissory Note dated May 14, 1999, by and between
                 Komar Investments, LLC and Satellite Control Technologies,
                 Inc., as amended *
   10.9          Term Sheet dated March, 2000 for Restatement of Promissory Note dated June 20, 1997, by and between SATX, Inc. and the
                 Shirvanian Family Investment Trust *
   10.10         Term Sheet dated March, 2000 for Restatement of Promissory Note dated June 20, 1997 by and between SATX, Inc. and John
                 Hartunian *
   23.1          Consent of Independent Auditor
   27.1          Financial Data Schedule (for SEC use only)
   99.1          Cautionary Statements for Purposes of the "Safe Harbor"
                 Provisions of the Private Securities Litigation Reform Act of
                 1995

                 --------
                 * Incorporated by reference to the Company's Registration Statement on Form 10-SB/A (Registration Statement No. 000-29755), filed with the Commission on March 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned hereunto duly authorized.


Dated: May 12, 2000                           SATX, Inc.

                                             By: /s/ Merritt Jesson
                                             ----------------------------------
                                                     Merritt Jesson
                                                     President and Principal
                                                     Accounting Officer

                                          EXHIBIT INDEX

EXHIBIT NO.      DESCRIPTION OF EXHIBIT
-----------      ----------------------
   2.1           Supplemental Agreement by SATX, Inc. and Paradigm
                 Manufacturing, Inc. dated March 3, 2000. *
   3.1           Articles of Incorporation, as amended *
   3.2           By-laws *
   4.1           See Exhibits 3.1 and 3.2 for provisions of the Articles of
                 Incorporation and Bylaws of the Company defining right of
                 holders of the Company's Common Stock *
   4.2           Specimen of Stock Certificate *
   10.1          Lease Agreement dated June 19, 1998, by and between ARA
                 Properties No. 1, Ltd., doing business as Eisenhower Technology
                 Park, as Lessor, and DebitFone International, Inc., as Lessee,
                 and Addendum to Lease dated January 29, 1999 *
   10.2          Employment Agreement dated May 28, 1999, between DebitFone
                 International, Inc., Satellite Control Technologies, Inc., and
                 Merritt W. Jesson *
   10.3          Employment Agreement dated June 1, 1999, between DebitFone
                 International, Inc., Satellite Control Technologies, Inc., and
                 Robert Ellis *
   10.4          Employment Agreement dated June 1, 1999, between DebitFone
                 International, Inc., Satellite Control Technologies, Inc., and
                 Larry Bisgrove *
   10.5          Employment Agreement dated October 1, 1999, between DebitFone
                 International, Inc., Satellite Control Technologies, Inc., and
                 Donna Skell *
   10.6          Employment Agreement dated October 1, 1999, between DebitFone
                 International, Inc., Satellite Control Technologies, Inc., and
                 Anton Skell *
   10.7          Term Sheet dated March, 2000 for Restatement of Promissory Note dated June 21, 1997 by and between Komar Investments, LLC and
                 SATX, Inc. *
   10.8          Secured Promissory Note dated May 14, 1999, by and between
                 Komar Investments, LLC and Satellite Control Technologies,
                 Inc., as amended *
   10.9          Term Sheet dated March, 2000 for Restatement of Promissory Note dated June 20, 1997, by and between SATX, Inc. and the
                 Shirvanian Family Investment Trust *
   10.10         Term Sheet dated March, 2000 for Restatement of Promissory Note dated June 20, 1997 by and between SATX, Inc. and John
                 Hartunian *
   23.1          Consent of Independent Auditor
   27.1          Financial Data Schedule (for SEC use only)
   99.1          Cautionary Statements for Purposes of the "Safe Harbor"
                 Provisions of the Private Securities Litigation Reform Act of
                 1995

                 --------
                 * Incorporated by reference to the Company's Registration Statement on Form 10-SB/A (Registration Statement No. 000-29755), filed with the Commission on March 30, 2000.