Form 10QSB
period 2000-06-30
SATX INC
filed 2000-08-21
CIK 1108107

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarterly Period Ended June 30, 2000

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act


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

          4710 Eisenhower Boulevard, Suite B - 2, Tampa, Florida 33634
          ------------------------------------------------------------
                    (Address of Principal Executive Offices)

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

         Yes [X]        No [ ]

         There were 66,126,703 shares of the registrant's common stock outstanding at June 30, 2000.

         Transitional Small Business Disclosure Format (check one):

         Yes [ ]        No [X]

                                   SATX, INC.

                                      INDEX


                                                                        PAGE(S)
PART 1:  Financial Information

Item 1 - Financial Statements

         Condensed Consolidated Balance Sheets - June 30, 2000
         (unaudited) and December 31, 1999                                3

         Condensed Consolidated Statements of Operations - Three
         and Six Months Ended June 30, 2000 and 1999 (unaudited)          4

         Condensed Consolidated Statements of Cash Flows - Six
         Months Ended June 30, 2000 and 1999 (unaudited)                  5

         Notes to Interim Condensed Consolidated Financial Statements   6 - 8

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      9 - 11


PART II  Other Information                                                12

SIGNATURES                                                                12

EXHIBITS:

         Exhibit 27 - Financial Data Schedule                             13

                          PART 1. FINANCIAL INFORMATION

Item 1.   Financial Statements

                                   SATX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                        June 30,      December 31,
                                                          2000            1999
                                                      ------------    ------------
                                                       (unaudited)
CURRENT ASSETS:
     Cash                                             $    212,097    $     98,826
     Accounts receivable, net of allowance for
       doubtful accounts of $403,792 for 2000,
       AND 1,110 for 1999, respectively                     57,530          19,420
     Inventory                                             622,253         406,393
     Notes receivable                                      482,491         256,491
     Prepaid expenses and other current assets           1,281,248          44,261
                                                      ------------    ------------
Total Current Assets                                     2,655,619         825,391
                                                      ------------    ------------
FIXED ASSETS                                             5,811.962          43,055
                                                      ------------    ------------
OTHER ASSETS
     Cost in excess of assets acquired, net              3,068,207              --
     Investments                                           165,000         165,000
     Other assets                                          313,168              --
                                                      ------------    ------------
Total Other Assets                                       3,546,375         165,000
                                                      ------------    ------------
TOTAL ASSETS                                          $ 12,013,956    $  1,033,446
                                                      ============    ============


                       LIABILITIES & SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
     Notes payable, current portion                   $  1,191,533    $    513,318
     Accounts payable and accrued expenses               5,926,603         592,294
                                                      ------------    ------------
Total Current Liabilities                                7,118,136       1,105,612
                                                      ------------    ------------
NON CURRENT LIABILITIES
     Notes payable                                       6,950,222       1,073,318
     Less: Current portion                               1,191,533        (513,318)
                                                      ------------    ------------
Total Non Current Liabilities                            5,758,689         560,000
                                                      ------------    ------------
TOTAL LIABILITIES                                       12,876,825       1,665,612
                                                      ------------    ------------
SHAREHOLDERS' EQUITY
     Preferred stock, $.001 par value 20,000,000
       shares authorized, none issued
     Common stock, $.001 par value, 100,000,00
       shares authorized, 66,126,703 and 53,481,960
       issued for 2000 and 1999 respectively                66,127          52,008
     Paid in capital                                     6,246,601       2,979,911
     Accumulated deficit                                (5,186,650)     (3,664,085)
                                                      ------------    ------------
                                                         1,126,078        (632,166)
     Minority interests in Subsidiary                   (1,988,947)             --
                                                      ------------    ------------
Total Shareholders' (Deficit)                             (862,869)       (632,166)
                                                      ------------    ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY              $ 12,013,956    $  1,033,446
                                                      ============    ============

                            (See accompanying notes.)

                                   SATX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                         For the Three Months                 Six Months
                                            Ended June 30                   Ended June 30
                                    ----------------------------    ----------------------------
                                        2000            1999             2000           1999
                                    ------------    ------------    ------------    ------------
Revenues                            $         --    $         --    $     40,365    $         --

Cost of goods sold                            --              --          20,850              --
                                    ------------    ------------    ------------    ------------
     Gross Profit                             --              --          19,515              --

Operating expenses:
     Selling, general and
       administrative expenses           616,579         117,846       1,669,284         117,846
                                    ------------    ------------    ------------    ------------

Operating loss                          (616,579)       (117,846)     (1,649,769)       (117,846)

Other income (expenses)
     Other income                             --              --          16,777              --
     Interest expense                    (20,575)             --         (67,227)             --
                                    ------------    ------------    ------------    ------------
                                        (637,154)       (117,846)     (1,700,219)       (117,846)

Minority interest in Subsidiary
     Company's loss                           --              --         177,654              --
                                    ------------    ------------    ------------    ------------
Loss before income taxes                (637,154)       (117,846)     (1,522,565)       (117,846)

Provision (credit) for income tax             --              --              --              --
                                    ------------    ------------    ------------    ------------
Net Loss                            $   (637,154)   $   (117,846)   $ (1,522,565)   $   (117,846)
                                    ============    ============    ============    ============


Basic & Diluted Loss
     Per share                      $       (.01)   $       (.00)   $       (.02)   $       (.00)
                                    ------------    ------------    ------------    ------------

Weighted Average
     shares outstanding               61,936,823      42,737,170      57,709,395      42,737,170
                                    ============    ============    ============    ============

                            (See accompanying notes.)

                                   SATX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                 Six Months
                                                                Ended June 30
                                                        ----------------------------
                                                            2000             1999
                                                        ------------    ------------
Increase (Decrease) In Cash:
Cash Flow From Operating Activities
     Net loss for the period                            $ (1,522,565)   $   (117,846)
     Non-cash expenses
       Depreciation and amortization                          22,820              --
       Common stock for services                           1,536,000              --
     (Increase) in notes receivable                         (226,000)             --
     (Increase) in receivables                               (38,810)             --
     (Increase) in inventories                              (215,860)        (24,400)
     (Increase) in prepaid expenses
       and other assets                                   (1,550,155)             --
     Increase (Decrease) in accounts
       payable and accrued expenses                        5,334,309          65,206
                                                        ------------    ------------

Net Cash (Used) In Operations                              3,339,739         (77,040)
                                                        ------------    ------------

Cash Flow From Investing Activities
     Investments                                                  --        (375,000)
     Purchase of Property And Equipment                   (5,791,027)        (24,458)
     Cost in excess of assets acquired                    (3,068,207)             --
     Minority interest in subsidiary                      (1,988,947)             --
                                                        ------------    ------------

Net Cash (Used) Provided
 From Investing Activities                               (10,848,181)       (399,458)
                                                        ------------    ------------

Cash Flow From Financing Activities
     Increase in notes payable                             5,876,904         486,128
     Increase of common stock for cash                     1,744,809              --
                                                        ------------    ------------

Net Cash (Used) Provided
 From Financing                                            7,621,713         486,128
                                                        ------------    ------------

Net Increase (Decrease) In Cash                              113,271           9,630

Cash, Beginning of Year                                       98,826           1,008
                                                        ------------    ------------

Cash, End of Period                                     $    212,097    $     10,638
                                                        ============    ============

                            (See accompanying notes.)

                                   SATX, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

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

The accounting policies followed by the Company are set forth in Note 2 to the Company's annual report filed on Form 10-KSB for the year ended December 31, 1999. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein.

In the opinion of management, the accompanying unaudited interim condensed financial statements of SATX, Inc., contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2000, and the results of its operations and cash flows for the six month and three month periods ended June 30, 2000, and 1999.

The results of operations for the three month periods ended June 30, 2000, and 1999, are not necessary indicative of the results to be expected for the full year.

The Company currently has insufficient funds available for operations and would be required to seek additional financing to supplement cash generated from operations. The Company is currently negotiating substantial debt financing as well as additional capital. There can be no assurance that additional funds will be available to the Company. In the event the Company is unable to raise additional funds, the Company could be required to either substantially reduce or terminate its operations.

NOTE 2   BUSINESS COMBINATION

In May, 1999, SATX, Inc. completed the acquisition of all of the stock of its wholly-owned Subsidiary, DebitFone International, Inc. It traded 2,900,000 shares of Company stock for all of DebitFone's stock, valued at fair market value of approximately $.04 per share of the Company's common stock. The Company has recorded the acquisition using the purchase method of accounting as follows:

         Assets acquired                    $   116,000
         Liabilities assumed                         --
                                            -----------
         Acquisition price of assets        $   116,000
                                            ===========

The assets purchased included $92,353 of software development costs which were subsequently expensed as period costs during the remainder of 1999.

                                   SATX, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 2   BUSINESS COMBINATION (CONT'D)

The operations of DebitFone International, Inc. have been reflected herein on a consolidated basis for the period since acquisition, which includes the period of June 1, 1999, through December 31, 1999.

Effective May 23, 2000, registrant completed an acquisition (the "Acquisition") of 3,982,600 shares (the "ORA Shares") or approximately fifty-six percent (56%) of the common stock of ORA Electronics, Inc., a Delaware corporation ("ORA"), from Ruth Cooper as an individual and trustee of the cooper Living Trust (the "Trust"). ORA is an electronic company engaged in the business of developing and marketing a wide range of cellular accessories and related communication products. Prior to the Acquisition, the Trust was the holder of 4,982,600 of the issued and outstanding shares of common stock of ORA. Registrant purchased 3,982,600 of the ORA Shares from the Trust, and the remaining 1,000,000 shares were retained by the Trust.

As consideration for the sale of the 3,982,600 ORA Shares, registrant provided the Trust, on or before closing date of the Acquisition, with the available funds; (ii) Four Hundred Thousand (400,000) shares of registrant's common stock; and (iii) a promissory note in the amount of $23,185.83 (the "Purchase Note"). As additional consideration, registrant shall assume and shall pay: (i) within forty-five (45) calendar days following the closing of the acquisition, all indebtedness now or hereafter accrued, including interest and penalties, currently aggregating approximately Three Hundred Thousand Dollars ($300,000), payable to ORA pursuant to a promissory note dated March 31, 1996, as amended, restated and extended to March 31, 2000; and (ii) when due, all liabilities and obligations arising out of or under a continuing guaranty dated February 1, 1989, given by Ruth Cooper and Gershon Cooper to a third party to guaranty the repayment of a secured loan to ORA (the "Mortgage Guaranty"). Registrant's obligation to pay the Purchase Note and to perform its obligations under the ORA Agreement and related agreements is secured by a pledge of the ORA Shares acquired in the Acquisition.

The Company has recorded the acquisition using the purchase method of accounting as follows:


             Assets acquired                6,632,290
             Liabilities                   10,748,877
                                           ----------
             Deficit                       (4,116,576)
             Percent acquired (56%)        (2,305,283)
             Acquisition Price                773,186
             Goodwill                       3,078,469

                                   SATX, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000
                                   (UNAUDITED)

NOTE 2   BUSINESS COMBINATION (CONT'D)

The following unaudited pro forma data summarizes the results of operations of the Company for the three and six months ended June 30, 2000 and 1999, as if the above acquisitions had been completed on January 1, 1999. The pro forma data gives effect to the actual operating results prior to acquisition. The pro forma results do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred on January 1, 1999, or that may be achieved in the future.

                                        For the Six Months Ended June 30
                                        --------------------------------
                                            2000                1999
                                        ------------        ------------

         Sales                          $  1,116,592        $  1,823,287
         Net Loss                          3,123,476           2,255,429
         Basic Net Loss Per Share       $       (.05)       $       (.05)


NOTE 3   POTENTIAL ACQUISITIONS

In October, 1999, SATX, Inc. entered into a stock purchase agreement with Paradigm Manufacturing, Inc., which called for SATX, Inc. to acquire all the shares of Paradigm. Although this agreement was signed by both parties, there were still condition to be met before becoming final.

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

As of the report date, Paradigm has not made any of the above payments and is in default on this promissory note.

NOTE 4   NOTES PAYABLE

There were no substantial change to notes payable during the period other than the consolidated notes and mortgage payable of the subsidiary company, ORA Electronics, Inc. Refer to SATX, Inc.'s 10K filed March 15, 2000, and ORA's 10K filed June 15, 2000.

ITEM 2. - MANAGEMENTS DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTENTIONS:

Although the Company's seed existence dates back to 1972, the essence of the current company became viable in late 1995 with the assignment of the one and two-way paging Patent rights for remote signaling. However, from 1996 until the merger with DebitFone International in 1999 there was little company activity. Since that time the corporation has been in a development stage of operation. Through the second quarter and well into the third quarter the Company's primary focus is the maturation of products, services and markets for the prepaid cellular and GPS/Tracking business units.

In the debit phone unit the Company's strategic plan has been, and is, to sell into the expanding prepaid portion of the cellular industry, initially concentrating on USA requirements. This very large market niche continues to evolve rapidly as handsets, protocols and infrastructures change technologically. The Company's intent is to compete primarily by selling product and time-renewal through strategically located vending machines and through agent channels. Locking into specific solutions and maturing the products and services required has taken significantly more time than management previously estimated. The complexity continued to grow and the competitive cellular offerings continued to demand additional evaluation and solutions in Company product and in the delivery of support services. It is now anticipated that the Company can enter a broad market with competitive, creative solutions during the Third Quarter of this year. Some directional changes will have been incorporated, and development of both applicable handsets and customer service centers will continue, but the baseline offering will be stabilized. Alternative solutions for future introduction into the marketplace continue to be investigated and evaluated. The Company currently has funded a development project for the technical specifications for prepaid software in digital protocols. It is clear that such offerings will be mandatory in the future in order to maintain a competitive posture.

The AlphaTrak business unit has extended its product evaluation and development cycle at the expense of short-term device sales, but to benefit medium and long-term effectiveness and competitiveness in the user markets available. Cost-effective and functionally complete solutions for GPS location and follow-up tracking have been virtually non-existent in the past. Market research demonstrates a tremendous international market, presently in its infancy, but the Company realizes that it is imperative to enter each of the various niche markets with the proper product and system-management tools. Additional time is being utilized at the front end of the process to test and evaluate alternative solutions, and also to finish development of a new-generation Company tracker offering. The new product should be deployable in the USA markets and in Asia before yearend. Near-term opportunities exist and are being pursued in both arenas.

The Company's Patents covering paging signals sent to remotely engage switches and communicate responses clearly involve applications well beyond vehicle disabling and tracking. These broad market applications integrating the Company's technology with desired train, truck and cargo container functionality are still being reviewed for future implementations.

ITEM 2. - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

INTENTIONS:
(CONT'D)

During the Second Quarter the Company completed the acquisition of a majority of the outstanding common stock of ORA Electronics in Chatsworth, California. Their prominent participation in the cellular accessory market and related "intelligent" electronic communications systems provides significant synergism with existing Company applications. The ORA Engineering capability also adds a strong presence to Company development efforts. It is anticipated that co-dependent and co-development tasks will continue to be defined.

Technology remains the core Company focus in Communications applications. Market opportunities exist in broad arenas on an international basis. More effort has been expended in R&D activities and in systemic solutions than previously estimated, but the Company is very confident in the long-term benefits and paybacks. Line-of-Credit and Equity financing will continue to be exploited to solve the short-term development and longer-term growth requirements. Sources for funding continue to be readily available given the tremendous opportunities that exist for the Company.


RESULTS OF OPERATIONS:

As the Company continues to prepare for the market opportunity described above, it continues to incur losses. Its loss for the six months ended June 30, 2000 of $1,522,565 was considerably larger than the six months ended June 30, 1999. This is due primarily to increased overhead and personnel necessary to implement the plan. Additionally, it incurred substantial legal and accounting costs to implement the market plan as well as complete acquisition. In the coming month, significant cash flow will be needed to continue to implement the plan including that of its recently acquired subsidiary. Management continues to work on both debt financing and capital raising activities to solve these needs.

RISKS ASSOCIATED WITH YEAR 2000 PROBLEM:

Computer systems and software used by many companies were required to be upgraded to accept four digit entries to distinguish 21st century dates from 20th century dates. Like most other companies using computers in their operations, we ensured that our operations were not adversely impacted by software or system failures related to the Year 2000 problem. We reviewed our internal computer and related information and operational systems to ensure Year 2000 compliance and have experienced no consequences due to untimely resolution of the Year 2000 problem. However, if our internal systems were not materially affected by the Year 2000 problem, our business, financial condition and results of operations could be materially adversely affected if the businesses with which we interact are disrupted by Year 2000 problems. We have discussed this matter with those businesses upon which we are most dependent and have been assured that no material disruptions were experienced.

ITEM 2. - MANAGEMENT'S DISCUSSION & ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONT'D)

OTHER:

Except for historical information contained herein, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending, the amount of sales of the Company's products, the competitive environment within the automotive after-market industry, the ability of the Company to continue to expand its operations, the level of costs incurred in connection with the Company's expansion efforts, economic conditions and the financial strength of the Company's customers and suppliers. Investors are directed to consider other risks and uncertainties discussed in documents filed by the company with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION


Item 1.  -        Legal Proceedings
                  None

Item 2.  -        Changes in Securities and Use of Proceeds
                  None

Item 3.  -        Defaults Upon Senior Securities
                  N/A

Item 4.  -        Submission of Matters to a Vote of Security Holders
                  None

Item 5.  -        Other Information
                  None

Item 6.  -        Exhibits and Reports on Form 8-K
         (a)      Exhibits
                  Exhibit 27 - Financial Data Schedule
         (b)      Reports on Form 8-K
                  None



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned hereunto duly authorized.



Dated:   August 21, 2000                        SATX, Inc.




                                                By: /s/ MERRITT JESSON
                                                    ----------------------------
                                                    Merritt Jesson
                                                    President and Principal
                                                    Accounting Officer