Form 10QSB
period 2000-09-30
SATX INC
filed 2000-11-20
CIK 1108107

U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   (Mark One)

(X) Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the Quarterly Period Ended September 30, 2000

( ) Transition report under Section 13 or 15(d) of the Exchange Act


                        Commission File Number 000-29755

                                   SATX, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                         Nevada                                                          87-0293479
                  --------------------                                          ---------------------------
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

                                 (813) 290-0911
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

         Yes      X        No
             -----------      -------------

         There  were  72,242,492   shares  of  the  registrant's   common  stock
outstanding at September 30, 2000.

         Transitional Small Business Disclosure Format (check one):

         Yes               No      X
             ----------       ---------

                                   SATX, INC.

                                      INDEX


                                                                                                                   Page(s)
PART 1:           Financial Information

Item 1 -          Financial Statements
                  Condensed Consolidated Balance Sheets - September 30, 2000 (unaudited)
                  and December 31, 1999                                                                                 3

                  Condensed Consolidated Statements of Operations - Three and Nine Months Ended
                  September 30, 2000 and 1999 (unaudited)                                                               4

                  Condensed Consolidated Statements of Cash Flows - Nine Months Ended
                  September 30, 2000 and 1999 (unaudited)                                                               5

                  Notes to Interim Condensed Consolidated Financial Statements                                     6   -   9

Item 2 -          Management's Discussion and Analysis of Financial Condition and
                  Results of Operations                                                                            10  -  12


PART II           Other Information                                                                                    13

SIGNATURES                                                                                                             14

EXHIBITS:

                  Exhibit 27 - Financial Data Schedule                                                                 15


                          PART 1. FINANCIAL INFORMATION

Item 1.   Financial Statements
                                   SATX, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               ASSETS
                                                                                 September 30, 2000  December 31, 1999
                                                                                 ------------------  -----------------
CURRENT ASSETS:                                                                      (unaudited)
                                                                                     -----------

     Cash .........................................................................   $    79,662   $    98,826
     Accounts receivable, net of allowance for
       doubtful accounts of $283,631 for 2000,
       and 1,110 for 1999, respectively ...........................................        53,137        19,420
     Inventory ....................................................................       585,256       406,393
     Notes receivable .............................................................           -0-       256,491
     Prepaid expenses and other current assets ....................................     2,586,155        44,261
                                                                                      ------------  ------------
Total Current Assets ..............................................................     3,304,170       825,391
                                                                                      ------------  ------------
FIXED ASSETS ......................................................................     5,759,048        43,055
                                                                                      ------------  ------------
OTHER ASSETS
     Cost in excess of assets acquired, net .......................................     3,037,421           -0-
     Investments ..................................................................       165,000       165,000
     Notes receivable .............................................................       311,477           -0-
     Other assets .................................................................       388,830           -0-
                                                                                      ------------  ------------
Total Other Assets ................................................................     3,902,728       165,000
                                                                                      ------------  ------------
TOTAL ASSETS ......................................................................   $12,965,946   $ 1,033,446
                                                                                     ============  =============

                                                 LIABILITIES & SHAREHOLDERS' EQUITY
CURRENT LIABILITIES
     Notes payable, current portion ...............................................   $   614,625   $   513,318
     Accounts payable and accrued expenses ........................................     6,127,042       592,294
                                                                                      ------------  ------------
Total Current Liabilities .........................................................     7,118,136     1,105,612
                                                                                      ------------  ------------
NON CURRENT LIABILITIES
     Notes payable ................................................................     7,283,375     1,073,318
     Less: Current portion ........................................................    (  614,625)   (  513,318)
                                                                                      ------------  ------------
Total Non Current Liabilities .....................................................     6,668,750       560,000
                                                                                      ------------  ------------
TOTAL LIABILITIES .................................................................    13,410,417     1,665,612
                                                                                      ------------  ------------
MINORITY INTERESTS IN SUBSIDIARY (Note 3)..........................................            -0-          -0-
                                                                                      ------------  ------------
SHAREHOLDERS' EQUITY
     Preferred stock, $.001 par value 20,000,000
       shares authorized, none issued
     Common stock, $.001 par value, 100,000,00
       shares authorized, 72,242,492 and 53,481,960
       issued for 2000 and 1999 respectively ......................................        72,242        52,008
     Paid in capital ..............................................................     8,861,592     2,979,911
     Accumulated deficit ..........................................................    (9,378,305)   (3,664,085)
                                                                                      ------------  ------------
Total Shareholders' (Deficit) .....................................................    (  444,471)   (  632,166)
                                                                                      ------------  ------------
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY ..........................................   $12,965,946   $ 1,033,446
                                                                                     ============  =============

                            (See accompanying notes.)

                                   SATX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              For the Three Months                Nine Months
                                                               Ended September 30                     Ended September 30
                                                              --------------------                   --------------------

                                                            2000                 1999                   2000             1999
                                                     -----------------    -----------------      ----------------  ---------------

Revenues                                             $    567,364         $      22,208          $    624,506      $      22,208

Cost of goods sold                                        478,992                15,881               499,842             15,881
                                                     --------------       ---------------        --------------    ---------------

     Gross Profit                                          88,372                 6,327              124,664               6,327

Operating expenses:
     Selling, general and
       administrative expenses                          2,338,605               454,239             4,007,889            572,085
                                                     -------------        --------------         -------------     --------------

Operating loss                                       (  2,250,233)        (     447,912)          ( 3,883,225)     (     565,758)

Other income (expenses)
     Interest expense                                (    264,913)                  -0-           (   332,140)                -0-
                                                     -------------        --------------         -------------     --------------
                                                     (  2,515,146)        (     447,912)          ( 4,215,365)     (     565,758)

Minority interest in Subsidiary
     Company's loss (Note 3)                                  -0-                   -0-                    -0-                -0-
                                                     -------------        --------------         -------------     --------------

Loss before income taxes                             (  2,515,146)        (     447,912)          ( 4,215,365)      (     565,758)

Provision (credit) for income tax                             -0-                   -0-                    -0-                -0-
                                                     -------------        --------------         -------------     --------------

Net Loss                                             $( 2,515,146)         $(   447,912)          $(4,215,365)      $(    565,758)
                                                     ============         ===============        ==============     ===============

Basic & Diluted Loss
     Per share                                       $(       .04)         $(       .01)          $(      .07)      $(        .01)
                                                     -------------        --------------         -------------     --------------

Weighted Average
     shares outstanding                                69,178,598             50,323,120           59,492,342           49,823,070
                                                     ============         ===============        ==============     ===============


                            (See accompanying notes.)

                                   SATX, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                            Nine Months
                                                                        Ended September 30

                                                                2000                               1999
                                                     -----------------------            -----------------------
Increase (Decrease) In Cash:

Cash Flow From Operating Activities
     Net loss for the period                         $(    4,215,365)                   $(       565,758)
     Non-cash expenses
       Depreciation and amortization                         297,579                               8,423-
       Common stock for services                           3,507,106                                  -0-
     (Increase) in notes receivable                  (       311,477)                                 -0-
     (Increase) in receivables                       (        33,717)                    (        33,208)
     (Increase) in inventories                       (       178,863)                    (       262,542)
     (Increase) in prepaid expenses
       and other assets                              (     2,930,724)                    (        99,765)
     Increase (Decrease) in accounts
       payable and accrued expenses                        5,534,748                              97,702
                                                     --------------------               ----------------------

Net Cash (Used) In Operations                              1,669,287                     (        855,148)
                                                     --------------------               ----------------------

Cash Flow From Investing Activities
     Investments                                                 -0-                     (        400,000)
     Purchase of Property And Equipment              (     5,715,993)                    (        217,195)
     Cost in excess of assets acquired               (     3,078,469)                                  -0-
     Minority interest in net assets acquired        (     1,498,855)                                  -0-
                                                     --------------------               ----------------------

Net Cash (Used) Provided
 From Investing Activities                           (    10,293,317)                    (        617,195)
                                                     --------------------               ----------------------

Cash Flow From Financing Activities
     Increase in notes payable                             6,210,057                              918,020
     Increase of common stock for cash                     2,394,809                              600,316
                                                     --------------------               ----------------------

Net Cash (Used) Provided
 From Financing                                            8,604,866                            1,518,336
                                                     --------------------               ----------------------

Net Increase (Decrease) In Cash                      (        19,164)                              45,993

Cash, Beginning of Year                                       98,826                                1,008
                                                     --------------------               ----------------------

Cash, End of Period                                  $        79,662                 $             47,001
                                                     ===================                ====================

                            (See accompanying notes.)

                                   SATX, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

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

     In the opinion of management, the accompanying unaudited interim condensed financial statements of SATX, Inc., contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2000, and the results of its operations and cash flows for the nine month and three month periods ended September 30, 2000, and 1999.

     The results of operations for the nine month and three month periods ended September 30, 2000, and 1999, are not necessary indicative of the results to be expected for the full year.

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

NOTE 2            BUSINESS COMBINATION

     In May, 1999, SATX, Inc. completed the acquisition of all of the stock of its wholly-owned Subsidiary, DebitFone International, Inc. It traded 2,900,000 shares of Company stock for all of DebitFone's stock, valued at fair market value of approximately $.04 per share of the Company's common stock. The Company has recorded the acquisition using the purchase method of accounting as follows:

                  Assets acquired                             $     116,000
                  Liabilities assumed                                   -0-
                                                              --------------
                  Acquisition price of assets                 $     116,000
                                                              ==============

     The assets purchased included $92,353 of software development costs which were subsequently expensed as period costs during the remainder of 1999.

                                   SATX, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 2            BUSINESS COMBINATION (CONT'D)

     The operations of DebitFone International, Inc. have been reflected herein on a consolidated basis for the period since acquisition, which includes the period of June 1, 1999.

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

     The Company has recorded the acquisition using the purchase method of accounting as follows:


                           Assets acquired                                  6,632,290
                           Liabilities                                     10,748,877
                                                                        -------------
                           Deficit                                     (    4,116,576)
                           Percent acquired (56%)                      (    2,305,283)
                           Acquisition Price                                  773,186
                           Goodwill                                         3,078,469

                                   SATX, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 2            BUSINESS COMBINATION (CONT'D)

     The following unaudited pro forma data summarizes the results of operations of the Company for the three and nine months ended September 30, 2000 and 1999, as if the above acquisitions had been completed on January 1, 1999. The pro forma data gives effect to the actual operating results prior to acquisition. The pro forma results do not purport to be indicative of the results that would have actually been achieved if the acquisition had occurred on January 1, 1999, or that may be achieved in the future.

                                                                   For The Nine Months Ended September 30

                                                                         2000                               1999
                                                              -----------------------            --------------------------

                  Sales                                       $    1,683,956                     $    1,845,495
                  Net Loss                                      (  5,217,825)                     (   2,656,014)
                  Basic Net Loss Per Share                    $ (        .08)                    $(         .05)

NOTE 3            MINORITY INTERESTS

     Minority Interests represents approximately forty-four percent of the common stock of ORA. However, the losses were limited to the extent of their equity capital and the excess losses are charged against majority income. Subsequently, when the losses reverse, the majority interests will be credited with the amount of minority interest losses previously absorbed before credit is made to the majority interests. This is in accordance with ARB 51, par. 15.

NOTE 4            POTENTIAL ACQUISITIONS

Shared Technologies Cellular, Inc.:

     Subsequent to the balance sheet date, the Company entered into an agreement with Shared Technologies Cellular, Inc. (An OTBB Company) wherein both the Company and Shared Technologies will merge into a single entity with SATX, Inc. contributing four shares of its stock for each share of Shared Technologies Cellular, Inc. stock.

     The completion of the transaction requires raising thirty million dollars ($30,000,000) in funding for the ongoing operations and approval of both boards of directors. The target date for completion of the merger is February, 2001.

Paradigm Manufacturing Inc.:

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

                                   SATX, INC.
          NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

NOTE 5            NOTES PAYABLE

     During the nine months ended September 30, 2000, the Company borrowed $550,000 in short term demand notes due various individuals and bearing interest at approximately 8%. Additionally, you may refer to SATX, Inc.'s 10K filed March 15, 2000, and ORA's 10K filed August 15, 2000.

Item 2.  -  Management's Discussion & Analysis of Financial
            Condition and Results of Operations

Introduction:

Although the Company's seed existence dates back to 1972, the essence of the current company became viable in late 1995 with the assignment of the one and two-way paging Patent rights for remote signaling. However, from 1996 until the merger with DebitFone International in 1999 there was little company activity. Since that time the corporation has been in a development stage of operation. Through the third quarter the Company's primary focus is the maturation of products, services and market opportunities for the prepaid cellular and GPS/Tracking business units.

In the debit phone unit the Company's strategic plan has been, and is, to sell into the expanding prepaid portion of the cellular industry, initially concentrating on USA requirements. This very large market niche continues to evolve as handsets, protocols and infrastructures change technologically. The Company's intent is to compete primarily by selling product and time-renewal through strategically located vending machines and through agent channels. Locking into specific solutions and maturing the products and services required has taken significantly more time than management previously estimated. The complexity continued to grow and the competitive cellular offerings continued to demand additional evaluation and solutions in Company product and in the delivery of support services. It is now anticipated that the Company can enter a broad market with competitive, creative solutions by year end. Several directional changes will have been incorporated, and development of both applicable handsets and customer service centers will continue, but the baseline offering will be stabilized. Alternative solutions for future introduction into the marketplace continue to be investigated and evaluated. The Company currently has funded a development project for the technical specifications for prepaid software in digital protocols. It is clear that such offerings will be mandatory in the future in order to maintain a competitive posture. In fact, a major factor in schedule delays has been the efforts surrounding digital prepaid unique requirements.

The AlphaTrak business unit has extended its product evaluation and development cycle at the expense of short-term device sales, but to benefit medium and long-term effectiveness and competitiveness in the user markets available. Cost-effective and functionally complete solutions for GPS location and follow-up tracking have been virtually non- existent in the past. Market research demonstrates a tremendous international market, presently in its infancy, but the Company realizes that it is imperative to enter each of the various niche markets with the proper product and system-management tools. Additional time is being utilized at the front end of the process to test and evaluate alternative solutions, and also to finish development of a new-generation Company tracker offering. The new product should be deployable in the USA markets and in Asia after year end. Near-term opportunities exist and are being pursued in both arenas, in addition to a search for strategic partners to enhance performance and time to market.

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

Item 2.  -  Management's Discussion & Analysis of Financial
            Condition and Results of Operations
(Cont'd)

Introduction:
(Cont'd)

During the Second Quarter the Company completed the acquisition of a majority of the outstanding common stock of ORA Electronics in Chatsworth, California. Their prominent participation in the cellular accessory market and related "intelligent" electronic communications systems provides significant synergism with existing Company applications. The ORA Engineering capability also adds a strong presence to Company development efforts. It is anticipated that co-dependent and co-development tasks will continue to be defined. Most of the third quarter was spent evaluating ORA's strategic focus and future concentrations.

Technology remains the core Company focus in Communications applications. Market opportunities exist in broad arenas on an international basis. More effort has been expended in R&D activities and in systemic solutions than previously estimated, but the Company remains very confident in the long-term benefits and paybacks. Line-of- Credit and Equity financing will continue to be exploited to solve the short-term development and longer-term growth requirements. Sources for funding continue to be available given the tremendous opportunities that exist for the Company, and they are presently being compared for Company advantages.


Results of Operations:

As the Company continues to prepare for the market opportunity described above, as anticipated, it continues to incur losses. Its loss for the nine months ended September 30, 2000 of $3,616,914 was considerably larger than the loss of $(447,912) for the nine months ended September 30, 1999. This is due primarily to increased overhead and personnel necessary to implement the plan, including increased consulting fees, personnel and legal and accounting fees of approximately $1,290,000.. Additionally, the loss increased due to acquisition of ORA in the amount of $761,665. Because of the increased borrowing the interest expense for the nine months ended September 30, 2000 has increased by over $332,000 compared to the same period in 1999. Of this, approximately $278,000 is attributable to ORA. In the coming months, significant cash flow will be needed to continue to fine-tune, develop and implement the plan including that of its recently acquired subsidiary. Management continues to work on both debt financing and capital raising activities to solve these needs.

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

Item 2.  -  Management's Discussion & Analysis of Financial
            Condition and Results of Operations
(Cont'd)

Other:

Except for historical information contained herein, the matters set forth above are forward-looking statements that involve certain risks and uncertainties that could cause actual results to differ from those in the forward-looking statements. Potential risks and uncertainties include such factors as the level of business and consumer spending, the amount of sales of the Company's products, the competitive environment within the automotive afer-market industry, the ability of the Company to continue to expand its operations, the level of costs incurred in connection with the Company's expansion efforts, economic conditions and the financial strength of the Company's customers and suppliers. Investors are directed to consider other risks and uncertainties discussed in documents filed by the company with the Securities and Exchange Commission.

                           PART II - OTHER INFORMATION

Item 1.  -        Legal Proceedings

                  The Company is a Defendant in a lawsuit styled NIGRO v. SATELLITE CONTROL TECHNOLOGIES, INC., ET AL., which is now pending in the Los Angeles County Superior Court. This is a class action lawsuit filed by Nigro on behalf of himself and others who owned SATX stock between September 26, 1996, and October 7, 1997. Plaintiffs seek to recover damages for depreciation of their stock due to alleged intentional and negligent misrepresentation of certain former officers and directors of the Company. The alleged misrepresentations are
                  (i) the Company had substantial purchase orders for its AlphaTrak product line and (ii) the AlphaTrak product line was viable and would be available on the market in the first or second quarter of 1997. The case is currently in the very early stages of discovery. Based on the documentary evidence currently in the possession of the Company and interviews with former officers, directors, employees, and outside engineers, it appears that the allegations are incorrect. Based on the facts presently available to counsel, substantial recovery by Plaintiffs appear unlikely.

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



Dated:   August 21, 2000                                 SATX, Inc.


                                                   By:   Merritt Jesson
                                                         President and Principal
                                                         Accounting Officer