Form 10KSB
period 2000-12-31
SATX INC
filed 2001-04-26
CIK 1108107

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-KSB

(Mark One)
[X] Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2000.

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

Commission File Number: 000-29755

                                   SATX, INC.
                 (Name of Small Business Issuer in Its Charter)

                  NEVADA                                  87-0293479
       (State or Other Jurisdiction            (IRS Employer Identification No.)
     of Incorporation or Organization)

                8351 ROSWELL ROAD, # 374, ATLANTA, GEORGIA 30350
               (Address of Principal Executive Offices, Zip Code)

                                 (813) 290-0911
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                (Title of Class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2000 were $34,753.00.

The aggregate market value of the voting and non-voting common equity held by non-affiliates (approximately 43,713,392 shares), computed by reference to the average bid and asked prices of such common equity, was approximately $8,305,544.00 as of April 23, 2001.

As of April 23, 2001, there were approximately 84,323,392 shares outstanding of the issuer's Common Stock, par value $.001 per share.

Transitional Small Business Disclosure Format (check one):   Yes [ ]  No [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                     A NOTE ABOUT FORWARD-LOOKING STATEMENTS

         This report (including the sections below entitled "Item 1. Description of Business" and "Item 6 Management's Discussion and Analysis or Plan of Operation") contains forward-looking statements that involve risks and uncertainties. You should exercise extreme caution with respect to all forward looking statements contained in this report. Specifically, the following statements are "forward-looking":

         - statements regarding our overall strategy for deploying our proprietary technology, including without limitation, our intended markets and future products;

         -        statements regarding our research and development efforts;

         - statements regarding the plans and objectives of our management for future operations, including the research, development and production of products incorporating our technology, and the size and nature of the costs we expect to incur and the people and services we may employ;

         - statements regarding future opportunities in our targeted industries, our competition or regulations that may affect us;

         - statements regarding our ability to compete with third parties;

         - any statements using the words "anticipate", "believe", "estimate", "expect", "intend", and similar words; and

         -        any statements other than historical fact.

         We believe that it is important to communicate our future expectations to our shareholders. Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including without limitation, the factors listed in "Risks Associated with Our Business." Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described in this report. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct, or that unforeseen developments will not occur.


                                       (i)

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS.

HISTORICAL OVERVIEW

         SATX, Inc. ("SATX", the "Company", "we", "our" or "us") was originally incorporated in June, 1972 as Growth, Inc., a Utah corporation engaged in the business of corporate development. The Company later changed its name to Westland Resources, Inc. and began functioning as a shell corporation for acquisitions. We subsequently reincorporated in Nevada, in September, 1995, under the name PageStar, Inc. via a reverse merger.

         In September, 1996, we acquired Satellite Control Technologies, Inc., a privately held Delaware corporation, and its wholly-owned subsidiary, J.F.A. Tech, Inc., a California corporation. As a part of this acquisition transaction, J.F.A. Tech assigned to us all of its proprietary technology rights and patents (including, at the time, a pending patent, now issued). Shortly thereafter, in April, 1997, we changed our name to Satellite Control Technologies, Inc.

         Following the acquisition of Satellite Control Technologies, we engaged in the research and development of Global Positioning Satellite ("GPS")-based tracking, locating and control systems until May, 1998, at which time the Company ceased operations due to lack of funds. At such time, our only assets were two (2) patents relating to tracking, locating and control systems. The Company was reactivated in May, 1999 with the acquisition of DebitFone International, Inc., a Florida corporation engaged in the prepaid cellular phone industry. From its incorporation in October, 1996 until May, 1999, DebitFone was a privately held research and development company with no revenues. As a result of the acquisition, DebitFone is now a wholly-owned subsidiary of the Company.

         In May of 1999, we changed our name again to SATX, Inc., to align our name with our existing public stock symbol, and for market identification enhancement. Since May, 1999 the Company has concentrated its efforts on the continued development of our GPS-based tracking, locating and control systems and our prepaid cellular phone software management system.

OUR BUSINESS

         Our current business consists of the design and development of product lines utilizing either our AlphaTrak tracking, locating and control systems or our DebitFone software management system. Revenues have been insignificant since our inception in 1972, and capital is needed to complete the development of our initial product lines, commence production, conduct a marketing campaign, and expand our research and technology efforts.

         Although our AlphaTrak and DebitFone systems constitute the Company's core businesses, we are also looking into several new areas of telecommunications, to compliment and expand our product lines and to generate revenue and cash flow. See, "Plan of Operations".

         OUR ALPHATRAK TRACKING, LOCATING AND CONTROL SYSTEMS

         The Company presently owns two (2) patents related to switching electrical devices remotely, via pager signals, and communicating the results back to the source of the original action/signal. These patented devices underlie our AlphaTrak systems. The following is a description of the products, plans and objectives of our management for future operations relating to the research, development and production of products incorporating our AlphaTrak technology.

           Utilizing our patented one-way paging process, we have developed and are further developing a low-end market solution that has applications for the automotive market. The primary function of this product will be to lock and unlock car doors, and to disable a motor vehicle in the event of theft. To unlock or lock the car doors the owner or other control person will simply place a telephone call to a 1-800 number and, upon entering a security and action code, the AlphaTrak system could unlock or lock the car doors. In the case of auto theft, the owner will be able to direct the AlphaTrak unit to disable the motor vehicle through a process of shutting down the vehicle's engine in a safe manner.

         A second AlphaTrak product line is under development for use primarily in locating and disabling automobiles that are sold to the "credit challenged" market. For example, if an owner fails to make a required installment payment, a signal will be sent to an AlphaTrak unit installed in the vehicle, disabling the vehicle until the necessary payment is made. A disabled vehicle could then be located via GPS tracking, and if desired, a tow truck could be dispatched to recover the vehicle. Management believes that this application of the Company's AlphaTrak system has the potential to increase sales for car dealerships to customers who may not meet certain credit standards, due to the ability to quickly disable, locate and retrieve vehicles in the event a purchaser becomes delinquent in its payments.

         A third application for our AlphaTrak product line is the tracking and locating of large containers, trailers and other equipment that can be easily stolen. By installing an AlphaTrak unit on or in the container or equipment, a signal will be sent to a central location notifying the person monitoring the AlphaTrak unit that the container or equipment was being moved and possibly being stolen. If moved or stolen, the AlphaTrak unit could be used to quickly locate and recover the container or equipment.

         RELIANCE ON PAGER SERVICES FOR ALPHATRAK PRODUCTS

         The Company is dependent upon pager service companies for the operation of our AlphaTrak products, since our patented switching devices are based upon one-way and two-way paging communications. Each AlphaTrak unit that we install will need to have a pager number to enable the owner to "call" the tracking unit and electronically signal the unit to perform an activity, such as locking the doors or turning off the motor, and to signal back to the monitoring center that the unit performed the activity it was paged to accomplish. We will need to form an alliance with one or more national paging service companies for the provision of the paging services necessary to operate our AlphaTrak products. Management does not anticipate encountering significant difficulty in reaching such alliances, given the additional business our requirements could provide to an industry impacted by cellular expansion. We are currently negotiating with several paging companies and anticipate that we will have a national contract within the next ninety (90) days. However, there can be no assurances that the necessary paging services will be available on terms acceptable to us, or at all.

         MARKETS FOR ALPHATRAK PRODUCTS

         Target markets for products incorporating our AlphaTrak technology may include a broad spectrum of potential users in a variety of industries. We intend to develop technology and products that provide solutions for the following markets:

                  Automotive. We anticipate that we will initially target the billion dollar anti-theft automotive industry. The consumer will be able to stop or start a vehicle, locate a stolen vehicle, and lock or unlock doors. We also intend to target car dealerships, and automobile and truck finance companies. Management believes the AlphaTrak systems will be valuable to such markets because it has the potential to increase vehicle sales to the "credit challenged" consumer where the vehicle could be rapidly disabled, located and recovered in those circumstances where the consumer falls behind in making payments for the vehicle.

                  Containers and Heavy Equipment. Management will also market AlphaTrak products to those industries utilizing large containers, including the waste management industry, and those industries using heavy equipment, including the construction industry. Large containers such as those used for trash at commercial construction sites, and heavy equipment, such as bulldozers, are often stolen, or even misplaced. Management believes our AlphaTrak technology will have valuable application to industries utilizing large containers and heavy equipment because it has the potential to deter or mitigate the damages cause by theft or misplacement.

                  Motorcycles. With limited anti-theft recovery products and services currently available in the motorcycle industry, our management is optimistic that, with well-placed advertising and promotion, it may be possible to capture a portion of the motorcycle anti-theft market with a custom, compact solution utilizing the Company's AlphaTrak technology.

                  Agriculture. In the past farmers had to travel to the fields to take corrective irrigation measures for changes in weather conditions. With remote switching devices in place, such activities could be initiated, monitored and terminated from the farmer's house. With the development of pager-driven controls to remotely operate irrigation devices, and education and promotion, management believes that this market segment of the agriculture industry could be a potential source of revenue opportunity for products developed with our AlphaTrak technology.

                  Cargo Shipping. Management believes that our AlphaTrak technology will be applicable to the anti-theft industry for a variety of cargo shipping markets including boats, trucks, and railways. AlphaTrak Systems could be used to notify a shipper if critical security functions have been breached, and provide reports on past and present locations of trucks, railroad cars or ocean containers. AlphaTrak Systems could also be used to monitor key performance parameters. In addition to security functions, AlphaTrak devices for trucks could include convenience accessories such as remote door unlock and engine start functions. Convenience accessories could also be developed for use in support of the rail transport industry and ocean vessel cargo.

         OUR STRATEGY FOR ALPHATRAK

         Our long-term strategy is to build a family of premium products using our AlphaTrak patented paging devices for security and convenience in support of our target markets. Although we intend to conduct further testing of our initial products and evaluate alternative solutions, our management team believes that the Company's initial line of AlphaTrak products are commercially viable and we anticipate that we will introduce the third generation of our initial products into the marketplace within the next ninety (90) days.

          In addition we are planning to complete the development of a state of the art, new-generation GPS-based tracking, locating and control product line during the year 2001, at a cost of approximately $100,000.

         OUR DEBITFONE SOFTWARE MANAGEMENT SYSTEM

         The following is a description of the products, plans and objectives of our management for future operations with respect to the research, development and production of products incorporating our prepaid cellular phone management system.

         Our "intelligent" DebitFone software offers a unique method for providing prepaid cellular phone service and hardware. The Company's management believes our DebitFone system may be superior in several ways to traditional cellular practices. Specifically, a "debit" functionality can be built directly into a cellular phone, and through the incorporation of the Company's unique proprietary software system written for DebitFone, additional airtime can be purchased and loaded into the phone through its keypad. The "intelligent" DebitFone System provides a cellular phone service whereby all calls are prepaid and billing risks are eliminated.

         Our management team believes that the DebitFone software management system is commercially viable in its current state and we are seeking an agreement with a phone manufacturer to have our proprietary software installed into a cellular phone. Subsequent product evolution will need to be developed, however, through strategic partnerships, to provide new analog solutions in addition to a dual mode Analog/TDMA product, an Analog/CDMA product, and a GSM-derivative product. As an analog product, however, the window of opportunity for DebitFone products will be similar to that of traditional analog cellular phones in general. In order to remain competitive and improve the economics to the Company and the customer, management commenced the development of a second-generation DebitFone System, employing a digital solution with our "intelligent" software installed. We have now completed and are in the process of copyrighting our digital software package.

         In order to be well positioned in the prepaid cellular marketplace, we will also need to have both a software-based solution and a network-based solution. Accordingly, management is looking into several network-based solutions for the prepaid cellular phone business, which would compliment and be included in our DebitFone systems.

         ADDING PREPAID AIRTIME USING THE DEBITFONE SYSTEM

         Utilizing the Company's "intelligent" software, DebitFone customers will be able purchase as much (or as little) cellular airtime as desired. The following is a summary of the three methods by which a DebitFone customer will be able to purchase additional airtime using our "intelligent" software installed in the phone handset.

         Cellular Airtime Cards. A DebitFone cellular customer will be able to purchase an airtime card, dial an 800-number on the card, and accesses an Integrated Voice Response System ("IVR"). The customer will then enters his or her cellular phone number and an authorization code on the card when prompted by voice commands. The IVR system will verify that the end-user is valid, and that the authorization code entered is valid. The IVR will then give the customer a five- digit number to enter into the cellular phone using the phone's keypad, thus increasing the available minutes for immediate use.

         Personal Credit Card. This method of adding airtime will require the DebitFone customer to place a credit card number on file with the Company. The customer will then be able to call an 800-number, twenty-four (24) hours per day, and add airtime to the phone by following the voice prompts. Our "intelligent" software takes the request for additional time and processes the credit card on-line through a clearinghouse. Upon verification of available funds, the software system issues a five-digit code to the customer to add airtime to the phone as requested. The Company will receive payment for the additional airtime at that moment, via processing the credit transaction.

         Customer's Checking Account. The third method for adding airtime allows the phone subscriber to place a checking account number on file with the Company. The customer can call an 800-number, twenty-four (24) hours per day, and add airtime to a phone by following the voice prompts. DebitFone's unique software takes the request for airtime and processes the transaction. Upon finishing this process the software issues a five-digit code to the end-user to add airtime to the phone as requested, and the Company will receive payment from the end-user's checking account in an overnight transaction that is transparent to the customer.

         MARKETS FOR DEBITFONE PRODUCTS

         The Company initially intended to market our DebitFone products in vending machines located in an expansive channel of retail outlets, including convenience stores, electronics shops, and college bookstores. However, alternative solutions for future introduction into the marketplace continue to be investigated and evaluated. The following is a description of the targeted customers for our prepaid cellular system.

         Cash-Rich, Credit-Impaired. One of the cellular industry's primary concerns is credit risk regarding cash-rich, credit-impaired customers. Carriers within the United States are forced to turn away over 30% of all potential cellular phone customers due to questionable or non-existent credit histories. The

Company's prepaid program eliminates this problem, as the end-user is not required to pass credit-scoring criteria, and does not interface with the carrier.

         Expense Control. Another segment of potential customers for our DebitFone products will be of the "typical" cellular phone user who wishes to control expenses. By "counting down" the amount of remaining airtime, the phone keeps the end-user mindful of expenses. Focus-group research indicates that this is a very attractive feature for cellular phone users, no longer fooled by "free phones" through cellular airtime "bundling" practices. Further research indicates that corporations feel that a prepaid product may be more advantageous to their budgetary controls. The DebitFone System would allow corporate customers to provide their employees with a limited, prepaid quantity of monthly airtime. Additional airtime could be added at the employee's expense.

         RELIANCE ON ACTIVATION AND SERVICE PROVIDERS

         The Company has entered into a private label reseller agreement with a national activator of cellular phones ("A&S Provider"), for the purpose of providing our customers with a mobile identification number ("MINs"), which is the equivalent of a phone number for the cellular phones sold by the Company. Following the purchase of a cellular phone, a customer will need to call our A&S Provider's interactive voice response system ("IVR") and enter the phone's electronic serial number ("ESN") and the customer's local zip code and area code, in order to activate the phone. Activation is the process by which a cellular phone becomes initially operable. Our A&S Provider's IVR system will operate 24 hours a day, 7 days a week, and electronically interface with our own IVR system to ensure compatible and controlled data, and to request and extract time renewal codes for handset input.

         In addition to activation services, our A&S Provider will also be responsible for maintaining agreements with national cellular carriers for the provision of local, long-distance and roaming services. A&S Providers purchase and resell local, long-distance, and roaming services to us for our cellular phone customers. Our A&S Provider will be the customer of record with the national cellular carriers, and the national cellular carriers will invoice our A&S Provider for such services, not the end-user.

         Management does not anticipate encountering problems with our A&S Provider, however, there can be no assurance that alternative providers will be available to the Company on terms acceptable to us, or at all. Accordingly, the ultimate goal of the Company is to internally activate and carry the traffic for all of the phones that we sell, thus providing a long-term customer base, and generating residual income for recurring airtime margin.

         OUR STRATEGY - DEBITFONE PRODUCTS

         The primary marketing objectives for the "intelligent" DebitFone System include:

         - to provide a turnkey, prepaid cellular coverage system to retailers and dealers;

         - to market DebitFone products into expanded distribution channels; and

         -        to obtain recurring revenues for the Company.

         Achieving these objectives is expected to provide the Company with customer alliances and establish a continuous revenue stream from incremental airtime renewal. We can not give any assurance, however, that the Company will be able to successfully market its DebitFone products or achieve the anticipated objectives and results.

COMPETITION FOR OUR BUSINESS

         The market for theft-prevention systems for automobiles, trucks, motorcycles, etc., is highly competitive, and we anticipate that it will become increasingly competitive in the future. There are numerous theft-prevention systems currently available. These systems fall into three general classes: physical locking devices, alarm systems, and systems for locating and shutting down vehicles. All of these systems are competition to our AlphaTrak products, in that they compete for the same disposable dollar. Competitive factors include price, ease of operation, reliability, effectiveness, and optional features. Key competitors include LoJack, Teletrac, Posse, and Telealarm. Our management believes that the AlphaTrak technology and product lines may be superior to similar products of our competitors and we anticipate that the Company will be able to compete based upon the special features of our products and the lower cost of our on-going monitoring fees to end-users.

         DebitFone has three (3) primary competitors with comparable technology and capability in the marketplace today. With the development of our "intelligent" platform, along with an activation and fulfillment capability, management believes DebitFone may have certain competitive advantages in the marketplace. However, these competitive advantages do not eliminate significant barriers to market entry. Timing is very critical in this niche arena.

         Many of our competitors have greater visibility in the marketplace and possess significantly greater financial and other resources than the Company. Therefore, there can be no assurance that we will be successful, even if our products are superior to those of our competitors. Furthermore, we face competition from new technologies which could result in new competitors entering the marketplace with new products which could make our AlphaTrak and/or DebitFone products obsolete. We cannot predict the competitive impact of new technologies and competitors.

MANUFACTURING AND SUPPLIERS

         When the Company enters the production phase for our second and third generations of products, we will contract with third party manufacturers to produce our products. Manufacturing our products will be a complex process and there can be no assurance that we will not experience production problems or delays. Any interruption in the manufacturing process could have a material adverse effect on our business and operating results.

         We will also rely on third party suppliers to provide the raw materials necessary for the production of our products. There may be a limited number of suppliers of some of the components necessary for the manufacture of our products. The reliance on a limited number of suppliers, particularly if such suppliers are foreign, poses several risks, including a potential inability to obtain an adequate supply of required components and reduced control over pricing, quality and timely delivery of components. We cannot provide any assurances that we will be able to obtain adequate supplies of raw materials.

         Certain key components of our products may involve long lead times, and in the event of an unanticipated increase in the demand for our products, we could be unable to manufacture certain products in a quantity sufficient to satisfy potential demand. If we cannot obtain adequate deliveries of key components, we may not be able to ship products on a timely basis. Delays in shipment could damage our relationship with customers and could have a material adverse effect on our business and operating results.

INTELLECTUAL PROPERTY

         Our success and ability to compete is dependent upon our ability to develop and maintain the proprietary aspects of our technology, and to operate without infringing on the proprietary rights of others. It will be necessary for us to rely on a combination of patent, trademark, trade secrets and copyright law, and contractual restrictions to protect the proprietary aspects of our technologies. Presently, we only have patents on our core AlphaTrak technology in the United States, and we do not have any patents or pending patents on our DebitFone technology. In the future, we may file for additional patents on various aspects of our technology in the United States and in certain foreign countries. There can be no assurance that our means of protecting our proprietary rights will be adequate or that our competitors will not independently develop similar technology.

         Legal protections afford only limited protection for our technology, and the laws of many countries do not protect our proprietary rights to the same extent as the laws of the United States. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as confidential. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, and/or to determine the validity and scope of the proprietary rights of others. Such litigation could result in substantial expense and diversion of resources and could have a material adverse effect on our business, operating results and financial condition.

         To date, we have not been notified that our products infringe the proprietary rights of third parties, but there can be no assurance that third parties will not claim infringement with respect to our current or future products. Any such claims, with or without merit, could be time-consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays, or require us to enter into royalty or licensing agreements. Such royalty or licensing agreements, if required, may not be available on terms acceptable to us, or at all.

OUR EMPLOYEES

         In March, 2001, we entered into a Separation and Mutual Release from Employment Agreement (the "Separation Agreement") with two (2) of our former employees, pursuant to which we agreed to make a one-time lump sum payment to the employees in the aggregate amount of $35,000, and a note payable to the employees in the amount of $15,000, as full reimbursement for their collective expenses. The note is payable in installments of $5,000 on the first day of May, June, and July, 2001. We also agreed to issue an aggregate of 300,000 shares of SATX Common Stock to such former employees and give them customary "piggyback" registration rights with respect to such shares.

         We currently have 6 full-time employees and 2 part-time employees. We also have 2 independent contractors. We may, from time to time, supplement our work force, as necessary, with temporary and contract personnel. None of our employees are represented by a labor union. We believe we have a good relationship with our employees.

MATERIAL TRANSACTIONS AND EVENTS

         AGREEMENT WITH LILLY BETER CAPITAL GROUP, LTD. On January 16, 2000, the Company entered into an agreement with Lilly Beter Capital Group, Ltd. ("LBCG"), pursuant to which LBCG agreed to provide the following services to the Company:

         -        provide a new President/CEO;
         - seek out mergers and acquisitions that will enhance the Company;
         -        act as a private investment banker and help us raise capital;
         - help us create a better market and establish credibility in the marketplace;
         -        select our legal counsel; and
         -        select our auditors.

         As payment for such services to be provided by LBCG, SATX agreed to the following compensation and other terms:

         -        16,000,000 shares of our common stock;
         - an option to purchase 5,000,000 shares of Common Stock at $1.00 per share;
         - standard fee or finders fee for any acquisition that is merged into SATX;
         -        10% commission on all capital raised;
         - give LBCG the right to select 4 out of 7 members of the Board of Directors;
         - give LBCG a first right of refusal on any public shell corporations;
         -        terminate the merger agreement with Shared Technologies
                  Cellular, Inc.;
         -        authorize 250,000,000 shares of common stock;
         -        authorize 100,000,000 shares of preferred stock; and
         -        not cause a sale or dissolution of Ora Electronics, Inc.
                  (subsequently waived).

         Since the signing of the agreement, LBCG has been instrumental in the election of Garry P. McHenry, Lilly O. Beter and Celso B. Suarez to the Board of Directors and the formation of a Compensation and an Audit Committee of the Board. LBCG selected our new CEO and President, Terry L. Colbert, our new Vice President, Garry P. McHenry, and they have identified a candidate who is expected to become our new Chief Financial Officer within the next forty-five
(45) days.

         As provided in the agreement with LBCG, we authorized the issuance of 15,000,000 shares of SATX Common Stock to LBCG as compensation for their services to the Company. Our directors, Kosti

Shirvanian and John Hartunian transferred an additional 1,000,000 of their personal shares to LBCG. All of such shares were subsequently transferred to five trusts designated by LBCG. Counsel for the trusts and LBCG has represented to the Company that the trusts, with one another or with LBCG, are not a group for purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, and that LBCG does not have beneficial ownership of any of the shares transferred to the trusts.

         SALE OF ORA ELECTRONICS, INC. In May, 2000 we completed the acquisition of 3,982,600 shares (approximately 56%) of ORA Electronics, Inc., a Delaware corporation ("ORA" or "ORA Electronics") from Ruth Cooper, as an individual and as trustee of the Cooper Living Trust. As consideration for the purchase, the Company paid $150,000 in cash and issued (i) 400,000 shares of SATX common stock, and (ii) a promissory note in the amount of $23,186. As additional consideration, (x) we assumed and paid approximately $300,000, to ORA, pursuant to a promissory note dated due March 31, 1996, as amended, restated and extended to March 31, 2000; and (ii) also assumed, when due, all liabilities and obligations arising out of or under a continuing guaranty dated February 1, 1989, given by Ruth Cooper and Gershon Cooper to a third party to guaranty the repayment of a secured loan to ORA. Subsequently, we purchased an additional 1,000,000 shares of ORA Electronics for $400,000 in cash. ORA is in the cellular accessory market and management anticipated that ORA's "intelligent" electronic communications systems would provide significant synergism with our existing technologies. In addition, management believed ORA's engineering capabilities would enhance SATX's development efforts.

         The intended benefits of the ORA acquisition were not realized, and in March, 2001, we sold 3,982,600 shares of ORA common stock back to ORA for $35,000 and the retention by SATX of certain key ORA engineers. ORA agreed to use the funds to cure its mortgage payment and property tax defaults. In addition, the parties agreed to call/put rights for our remaining 1,000,000 shares of ORA common stock at a price of $3.00 per share. ORA's call right can be exercised at any time, and our put right commences in March 2002.

         TERMINATION OF MERGER WITH SHARED TECHNOLOGIES CELLULAR, INC. In November, 2000, we entered into a merger agreement with Shared Technologies Cellular, Inc., a Delaware corporation ("STCL"). The object of the merger with STCL was to create the first provider capable of producing and delivering integrated cellular, paging, Internet, local and long distance products with bundled services. Our DebitFone technology was intended to be used to solidify the combined companies presence in the prepaid cellular phone industry, and our AlphaTrak technology would be used to establish a clear migration strategy of the surviving corporation into the Telematics Industry.

         Pursuant to the plan of merger, our stockholders were to receive one
(1) share of the common stock of STCL for every four (4) four shares of SATX common stock. Consummation of the merger with STCL was subject to various conditions including obtaining $30 million of working capital financing for the surviving corporation, the approval of the stockholders of both companies, and the receipt of fairness opinions and regulatory approvals. The target date for consummation of the merger was in February, 2001. However, on February 2, 2001, the merger was terminated by mutual consent for various reasons including our decision to retain Lilly Beter Capital Group, Ltd. to act as our private investment banker, and STCL's decision to pursue independent financing alternatives.

         TERMINATION OF MEMORANDUM OF UNDERSTANDING WITH ASIA PACIFIC GROUP. In September, 2000, we entered into a non-binding Memorandum of Understanding with a member company of Asia Pacific Group, a Chinese multi-national company, relating to the licensing and distribution of our AlphaTrak technology in China. We announced the cancellation of the Memorandum of Understanding in March, 2001, and our desire to concentrate our human and capital resources in the United States markets.

         TERMINATION OF AGREEMENT WITH LIMAGE HOLDINGS (USA), INC. In January, 2000, the Company entered into an agreement with Limage Holdings (USA), Inc. ("Limage"), whereby Limage agreed to lend $3,000,000 to the Company for working capital purposes. As collateral for the loan, we issued 7,500,000 shares of our Common Stock to Limage, with the provision that such shares would be held in escrow with a third party until the loan was repaid in full. Limage also received a warrant for the purchase of 4,000,000 shares of SATX Common Stock at $.50 per share. Limage did not fund the loan it agreed to make to the Company, and in February, 2001, our Board of Directors canceled the warrants and the shares issued to Limage.

         WRITE-OFF OF INVESTMENT IN DIGITAL TELECOMMUNICATIONS, INC. In May, 1999, the Company invested in Digital Telecommunications, Inc., an Oklahoma corporation engaged in the telecommunications business in Madagascar. Our investment, totaling $165,000, was written off in December, 2000.

         8% CONVERTIBLE DEBENTURES AND REGISTRATION RIGHTS AGREEMENT. On September 14, 2000, we entered into a securities purchase agreement with an investor (the "Investor") to purchase, initially, from the Company 8% Convertible Debentures (the "Debentures") in the principal amount of $250,000 out of a total offering of not more than $1,000,000 of such Debentures. The Debentures mature on September 14, 2001. The Investor is entitled to convert the Debenture into SATX Common Stock at any time until maturity at a conversion price per share equal to the lesser of (x) seventy percent (70%) of the Market Price of the Common Stock on the initial closing date or (y) seventy percent (70%) of the Market Price of the Common Stock on the conversion date, subject to a maximum conversion price of $1.00. In addition, the Investor received a warrant to purchase 100,000 shares of SATX Common Stock (a "Warrant"). The Warrant can be exercised at a price per share equal to 120% of the Weighted Average Conversion Price, as that term is defined in the securities purchase agreement. The Warrant expires in five (5) years.

         During the nine (9) months after the initial purchase of Debentures, the Investor has the option to purchase from the Company up to $750,000 of additional Debentures in tranches of $250,000. The Investor is entitled to an additional Warrant for the purchase of 100,000 shares for each purchase of an additional Debenture. The Company may cancel Investor's option to purchase additional Debentures in the event the Company obtains a financing commitment in an amount exceeding $1,500,000 from a bona fide unaffiliated source at any time prior to the exercise of Investor's option.

         Further, the Company entered into a registration rights agreement with the Company. We agreed to prepare and file a registration statement with the Securities and Exchange Commission, no later than sixty (60) days after initial purchase of the Debentures, registering for resale by the Investor not less than 200% of the aggregate number of shares into which (A) the Debentures and all interest thereon would be convertible and (B) which would be issuable upon the exercise of all of the Warrants. In the event such registration statement is not declared effective ninety (90) days after the initial purchase of the Debentures, the Company is obligated to make payment to the Investor an amount equal to approximately two percent (2%) of the principal amount of the Debentures for each thirty (30) day period thereafter during which the registration statement is not effective. In addition, in the event the registration statement is not declared effective within 120 days, Investor is entitled to receive an additional Warrant for the purchase of 200,000 shares. After 180 days and every sixty days thereafter, Investor is entitled to additional Warrants for the purchase of 100,000 shares each, so long as the registration statement is not effective. We are in default under the registration rights agreement and owe the Investor $50,000 and Warrants to purchase 300,000 shares of Common Stock, as of April, 2001. Management intends to re-negotiate the registration rights agreement with the Investor.

         TERMINATION OF MEMORANDUM OF UNDERSTANDING WITH STOVEACT, INC. In October 1999, the Company entered into a Memorandum of Understanding to acquire, in a stock-for-stock exchange, all the outstanding shares of Stoveact, Inc., a privately held California corporation, for the purpose of acquiring its vehicle location and disabling technology, which we believed would be compatible with our AlphaTrak Systems. After completing the necessary due diligence the parties concluded that their respective technologies were not compatible and the Memorandum of Understanding was mutually terminated in January, 2000.

         SUPPLEMENTAL AGREEMENT WITH PARADIGM MANUFACTURING, INC. In October, 1999, SATX, Inc. entered into a stock purchase agreement with Paradigm Manufacturing, Inc. ("Paradigm"), which called for SATX to acquire all the shares of Paradigm. As part of the agreement, we loaned Paradigm $336,491 (the "Loan"). On March 3, 2000, the parties entered into a supplemental agreement rescinding the stock purchase agreement, and further agreeing that Paradigm would complete the development and tooling of a prepaid phone for the Company and repay the Loan in periodic installments commencing April 1, 2000, with the final payment due on November 1, 2000. Paradigm has not made any of the above payments and the Company is considering its alternatives.

ITEM 2.  DESCRIPTION OF PROPERTY.

         In January, 2001, we closed our executive office and warehouse space at 4710 Eisenhower Boulevard, Suite B-2, Tampa, Florida 33634, and we are in the process of relocating to Atlanta, Georgia. Although our Tampa lease was not scheduled to expire until June 30, 2003, we have been notified by the landlord that a new tenant has leased the premises, thereby terminating our lease and ending our liability for further rental payments on such property.

         Several locations for our new offices are being considered at this time. In the interim, our temporary mailing address is 8351 Roswell Road, # 374, Atlanta, Georgia 30350, and shareholders can contact management via our answering service at (813) 290-0911. Until such time as our new facilities are located, management will remain in close contact with our answering service.

ITEM 3.  LEGAL PROCEEDINGS.

         NIGRO V. SATELLITE CONTROL TECHNOLOGIES, INC., ET. AL. (May, 1998, Superior Court, Los Angeles County). This is a class action lawsuit filed by Nigro on behalf of himself and others who owned SATX Common Stock between September 26, 1996 and October 7, 1997. Plaintiffs seek to recover in damages for depreciation of their stock due to alleged intentional and negligent misrepresentation of certain former officers and directors of the Company. The alleged misrepresentations are (i) the Company had substantial purchase orders for its AlphaTrak product line and (ii) the AlphaTrak product line was viable and would be available on the market in the first or second quarter of 1997. The case is currently in the late stages of discovery. Based on the documentary evidence currently in the possession of the Company through various depositions and interviews with former officers, directors, employees and outside engineers, we believe that the allegations are incorrect. A summary judgment hearing has been filed by SATX and the hearing is expected to occur in June, 2001. Based on the facts presently available to counsel, substantial recovery by plaintiffs appears unlikely.

         SATX, INC. V. CASTERLINE & AGAJANIAN, LLP, TIM AGAJANIAN, ET. AL. (September, 2000, Superior Court, Los Angeles County). This lawsuit was filed by SATX seeking unspecified monetary damages for professional malpractice. Defendants filed a counterclaim seeking unspecified monetary damages for trade libel. On February 23, 2001, we entered into a Settlement Agreement and Release with Defendants pursuant to which we agreed to pay to Casterline & Agajanian, LLP the sum of $6,000, and to issue 100,000 shares of our Common Stock to Tim Agajanian. The suit was dismissed on March 22, 2001.

         SUTER V. SATELLITE CONTROL TECHNOLOGY, INC. (June, 1998, Superior Court, Orange County). This lawsuit was filed by Carl Suter alleging that the Company failed to repay money due on three separate promissory notes. The Plaintiff obtained a default judgment on November 2, 1999 in the principal amount of $185,000. The Company maintains that we were not served with a copy of the complaint and that we had no knowledge of the action until a judgment was entered. Counsel for the Company is investigating the matter to determine whether the judgment can be set aside or whether it is a valid obligation of the Company.

         HILL & KNOWLTON V. DEBITFONE INTERNATIONAL, INC. (2000, Superior Court, Hillsborough County ). This case involves a collection claim against DebitFone for monies allegedly owed for media relations and investor relation services allegedly performed by the plaintiffs. This case is currently being settled for $20,000.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Effective April 23, 2001, shareholders holding not less than a majority of our Common Stock, acting by written consent, approved an amendment to the Company's Articles of Incorporation to increase in the authorized capital stock of the Company to 350,000,000 shares, of which 250,000,000 shares shall be common stock and 100,000,000 shares shall be preferred stock. Articles of Amendment to the Company's Articles of Incorporation will be filed promptly with the Secretary of State of the State of Nevada.

                                     PART II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET PRICE OF COMMON STOCK

         Our Common Stock is currently traded on the Nasdaq Stock Market's over-the-counter electronic bulletin board (the "OTC Bulletin Board") under the trading symbol "SATX".

         The following table shows quarterly high and low bid prices and high and low ask prices for our Common Stock, for the periods indicated below, as reported on the OTC Bulletin Board. Prior to our fourth quarter, 1999, there was insignificant and inconsistent trading activity, generally ranging from zero to a few thousand shares per day. The prices below represent quotations by dealers without adjustments for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

                                                        BID                          ASK
                                               High            Low         High             Low
                                               ----            ---         ----             ---
JANUARY 2001 THROUGH MARCH 31, 2001
         First Quarter                    $     .19         $  .08       $      .52      $  .41

JANUARY 2000 THROUGH DECEMBER 2000
         First Quarter                         1.00            .45             4.00         .73
         Second Quarter                         .53            .38             1.91         .91
         Third Quarter                          .50            .39              .84         .70
         Fourth Quarter                         .19            .06              .55         .14

OCTOBER 1999 THROUGH DECEMBER 1999
         Fourth Quarter                        1.09            .44             1.34        1.02

DIVIDENDS

         We have not declared or paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our capital stock in the foreseeable future. Payment of dividends on the common stock is within the discretion of our Board of Directors. The Board currently intends to retain future earnings, if any, to finance our business operations and fund the development and growth of our business. The declaration of dividends in the future will depend upon our earnings, capital requirements, financial condition, and other factors deemed relevant by the Board.

HOLDERS OF OUR COMMON STOCK

         As of April 20, 2000, the approximate number of record holders of our Common Stock was 315. An undetermined number of our record holders represent more than one individual participant in securities positions with us.

RECENT SALES OF SECURITIES

         UNREGISTERED SECURITIES. During the fiscal years ending December 31, 2000 and December 31, 1999 and in the quarterly period ending March 31, 2001, we sold unregistered securities, and we issued unregistered securities and granted options in consideration for services rendered and in connection with acquisitions, repayment of debt, etc., as follows:

         SALES OF STOCK:
         - we sold an aggregate of 1,646,116 shares of Common Stock to fifteen (15) persons, and realized net proceeds of $702,169 in 1999;
         - we sold an aggregate of 4,184,206 shares of Common Stock to five (5) persons, and realized net proceeds of $1,900,000 in 2000;
         - we sold a convertible debenture and a warrant for the purchase of 100,000 shares of Common Stock to 1 person, and realized net proceeds of approximately $233,000 in 2000;
         - we sold an aggregate of 8,603,316 shares of Common Stock to fifty-eight (58) persons, and realized net proceeds of $761,740 in the first quarter of 2001;

         ACQUISITIONS:
         - we issued a total of 2,900,000 shares of Common Stock valued at $116,000 for an acquisition in 1999;
         - we issued a total of 400,000 shares of Common Stock valued at $400,000 for an acquisition in 2000;

         SERVICES:
         - we issued a total of 410,000 shares of Common Stock valued at $16,400, for services rendered to the Company by third persons in 1999;
         - we issued a total of 250,000 shares of Common Stock valued at $75,000 for services rendered to the Company by third persons in 2000;
         - we issued a total of 15,150,000 shares of Common Stock valued at $1,515,000, for services rendered to the Company by third persons in the first quarter of 2001;
         - we granted an option for the purchase of 5,000,000 shares at $1.00 per share in connection with services from a third party in the first quarter of 2001;

         AFFILIATED SERVICES:
         - we issued a total of 2,250,000 shares of Common Stock valued at $90,000, for services rendered to the Company by affiliates in 1999;
         - we issued a total of 700,000 shares of Common Stock valued at $210,000, for services rendered to the Company by affiliates in 2000;
         - we issued a total of 1,500,000 shares of Common Stock valued at $150,000, for services rendered to the Company by affiliates in the first quarter of 2001;
         - we granted options for the purchase of a total of 5,000,000 shares at $1.00 per share in connection with services from affiliates in the first quarter of 2001;

         REPAYMENT OF DEBT:
         - we issued a total of 1,052,000 shares of Common Stock valued at $115,780, as repayment of debt owed by us to a third party in the first quarter of 2001;
         - we issued a total of 1,000,000 shares of Common Stock valued at $110,000, as repayment of debt owed by us to an affiliate in the first quarter of 2001;
         - we granted options for the purchase of a total of 5,800,000 shares at $.05 per share, in connection with a debt owed by us to affiliates in the first quarter of 2001;

         SETTLEMENTS:
         - we issued a total of 95,000 shares of Common Stock valued at $47,500, in connection with the settlement of pending or threatened litigation in 1999;
         - we issued a total of 128,900 shares of Common Stock valued at $25,700, in connection with the settlement of pending or threatened litigation in 2000;
         - we issued a total of 775,000 shares of Common Stock valued at $294,250, in connection with the settlement of pending or threatened litigation in the first quarter of 2001;

         OTHER:
         - we issued 1,500,000 shares of Common Stock valued at $750,000 as a security deposit for the manufacture of DebitFone vending machines in 2000;

         All transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act"), (i) in reliance on Section 4(2) of the Act as transactions by an issuer not involving any public offering, or (ii) pursuant to the exemption provided by Rule 504 of Regulation D promulgated under the Act. All of the securities issued in reliance on Section 4(2) contained a restrictive legend to the effect that they could not be sold or transferred without registration or an applicable exemption.

         REGISTERED SECURITIES. In the fiscal year ended December 31, 2000 and in the quarterly period ending March 31, 2001, we registered securities on Form S-8 and issued such securities as follows:

         SERVICES:
         - 6,450,000 shares of Common Stock valued at $4,054,500, to six (6) persons for consulting and other services in 2000;
         - warrants for the purchase of 4,000,000 shares of Common Stock, exercisable at $1.38 per share, to two (2) persons for consulting and other services in 2000 (expired);
         - options for the purchase of 250,000 shares of Common Stock, exercisable at $1.05 per share, to one (1) person for consulting and other services in 2000 (expired);
         - 300,000 shares of Common Stock valued at $90,000, to two (2) persons for consulting and other services in the first quarter of 2001;

         OTHER:
         - 75,000 shares of Common Stock valued at $22,500, to one (1) employee as a bonus.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with our Financial Statements appearing on pages F-1 through F-17.

PLAN OF OPERATION

         Although the Company's existence dates back to 1972, the essence of our current business commenced in September, 1996 with the acquisition of the one-way and two-way paging patents for remote signaling. Since that time, we have been in the development stage of operation. However, until our 1999 merger with DebitFone International, Inc., there was little business activity. Throughout the year 2000, the Company's primary focus has been the maturation of products, services and markets for the prepaid cellular market and GPS-based tracking, locating and control business units.

         In the prepaid cellular phone business unit, the Company's strategic plan has been, and is, to sell into the expanding prepaid portion of the cellular industry, initially concentrating on USA requirements. This very large market niche continues to evolve rapidly as handsets, protocols and infrastructures change technologically. The Company's intent is to compete primarily by selling prepaid cellular phones and time-renewal through video rental stores, convenience stores and other retail stores and via select agent channels. Locking into specific solutions and maturing the products and services required in this industry that has taken significantly more time than management previously estimated. The complexity continued to grow and the competitive cellular offerings continued to demand additional evaluation and solutions in Company product and in the delivery of support services. It is now anticipated that the Company can enter a broad market with competitive, creative solutions during the year 2001. Some directional changes will have been incorporated, and development of both applicable handsets and customer service centers will continue, but the baseline offering will be stabilized. Alternative solutions for future introduction into the marketplace continue to be investigated and evaluated. During the fiscal year 2000, the Company funded a development project for the technical specifications for prepaid software in digital protocols. It is clear that such offerings will be mandatory in the future in order to maintain a competitive posture. In fact, a major factor in schedule delays has been the efforts surrounding digital prepaid unique requirements. The Company has now completed and is in the process of copyrighting our digital software package.

         The AlphaTrak tracking, locating and control business unit has extended its product development cycle at the expense of short term sales, but to benefit medium and long-term effectiveness and competitiveness in the target markets. Cost-effective and functionally complete solutions for GPS-based tracking, locating and control products have been virtually non-existent in the past. Market research demonstrates a tremendous international market, presently in its infancy, but the Company realizes it is imperative to enter each of the various niche markets with the proper product and system-management tools. Additional time is being taken at the front end of the process to test and evaluate alternative solutions and also to finish development of a new-generation state of the art GPS-based tracking, locating and control product line. These new products should be ready for deployment in the USA markets and possibly in Europe before year-end 2001. The Company's patents covering paging signals sent to remotely engage switches and communicate responses clearly involve applications well beyond vehicle disabling and tracking. Other broader market applications such as rail car, truck and cargo container tracking and fleet management are being reviewed for future applications of the AlphaTrak product line.

         Although the AlphaTrak and DebitFone systems are currently the Company's core businesses, it is paramount that we begin to generate cash flow. Accordingly, our management team is giving careful consideration to several niche areas within the telecommunications industry to compliment and expand our product lines and to generate revenue and cash flow. Presently, we are evaluating the prospects of the Telemedicine industry, which provides remote psychiatric and medical care via high speed networks. Our management believes that Telemedicine is rapidly becoming accepted and encouraged by federal and state governments as well as within the medical community. We are also evaluating the opportunities associated with the provision of telecommunication services to the nation's inmate population. Specifically, inmates generate a significant volume of collect telephone calls, which may be profitable and have the potential to generate cash flow for the Company. In addition, the corrections industry also uses Telemedicine for its inmate population. Our management will continue to identify and evaluate opportunities that have a potential to generate solid cash flow for the Company.

         Technology remains the core Company focus in communications applications. Market opportunities may exist in broad arenas on an international basis. More effort has been expended in research and development activities and in systemic solutions than previously estimated, but management believes such additional efforts will have long-term benefits and paybacks. Equity financing as well as possible debt financing will continue to be exploited to solve our short-term development and long-term growth requirements. We can give no assurance however, that such debt or equity financing will continue to be available sources for funding.

         Our plan of operation for the 2001 fiscal year will consist of activities principally aimed at:

         - Producing next generation field test products for demonstration and trial purposes;

         - Completing initial product designs and beginning production for sale;

         - Conducting field tests with national paging companies and forming alliances for the AlphaTrak Systems;

         -        Conducting field trials with potential customers;

         - Conducting marketing campaigns, including technical publications, branding and identity awareness, and media and public relations campaigns;

         - Expanding our technology research and development efforts to include, among other things, digital and network-based solutions for our DebitFone Systems, and next generation GPS-based tracking, location and control technology for our AlphaTrak Systems;

         -        Expanding our research and development team and other staff;

         - Expand into related telecommunication markets, including Telemedicine and the corrections industry, to provide cash flow;

         - Investigating and, if appropriate, pursuing acquisitions believed by the Board of Directors to be consistent with our plan to design, develop, manufacture, license and market products based upon our AlphaTrak and DebitFone technologies.

LIQUIDITY AND GOING CONCERN

         Operations have been financed primarily through private sales of our Common Stock and loans, resulting in net proceeds of approximately $761,740, $2,551,000, and $1,575,000 for the quarter ended March 31, 2001, the fiscal year ended December 31, 2000, and the fiscal year ended December 31, 1999, respectively. In addition, during these periods, a substantial portion of expenses were paid by the issuance of stock. See, "Recent Sales of Securities." Also, during the year ended December 31, 2000, we sustained substantial operating losses of $9,314,385, and as of that date, we had a working capital deficiency of $2,909,702 and a net worth deficiency of $2,748,341. These conditions raise significant doubt as to our ability to continue as a going concern. Future operating results will depend primarily on our ability to raise additional working capital, as we do not anticipate significant revenues for the foreseeable future.

         In January, 2001, we entered into an agreement with a private investment banker, Lilly Beter Capital Group, Ltd. ("LBCG") to, among other things, assist us in raising capital, and to seek out mergers and acquisitions for the Company. See "Description of Business - Recent Events and Transactions." LBCG has identified several potential merger and acquisition candidates that may bring revenues and cash flow to SATX.

         In March, 2001, we divested our holdings in ORA Electronics, which had over $9,000,000 in debt and approximately $100,000 per month in cash flow requirements. In April, 2001, we restructured our balance sheet by converting over $250,000 in various delinquent debts to equity, and by converting delinquent short-term loans to long-term notes in the aggregate amount of just over $1,000,000.

         Management believes that LBCG will be able to accomplish additional equity funding, and that such financing, together with the divestiture of ORA Electronics and the restructuring of our balance sheet, as described above, provides us with an opportunity to continue as a going concern. There can be no assurance that we will be able to raise the necessary capital to continue as a going concern. If we are unsuccessful in generating significant revenues, obtaining additional financing, revising our operating and financial requirements, and/or effecting a merger or sale of the Company, we may be forced to terminate operations.

RISKS ASSOCIATED WITH OUR BUSINESS

         WE HAVE NO OPERATING HISTORY.

         We have not begun to conduct business, and have been principally engaged in completing the development and testing of several generations of products utilizing our proprietary AlphaTrak and DebitFone technologies, and developing our plan of operation. As a result, we have a no operating history that you can use to evaluate our prospects. Our prospects must therefore be considered in light of the risks, uncertainties, expenses, delays and difficulties generally associated with a start up business.

         WE HAVE A HISTORY OF LOSSES AND AN ACCUMULATED DEFICIT;
         DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

         Since inception, we have incurred significant operating losses. We incurred operating losses of $9,314,385 and $1,294,122 for the years ending December 31, 2000 and 1999, respectively. As of December 31, 2000, we have an accumulated deficit of $12,978,470. We cannot assure you that we will achieve or sustain profitability or that our operating losses will not increase in the future. If we do achieve profitability, we cannot be certain that we can sustain or increase profitability on a quarterly or annual basis in the future. We expect to expend substantial financial resources on research and development, engineering, manufacturing, marketing, sales and administration as we continue to develop and begin to deploy our products. These expenditures will necessarily precede the realization of substantial revenues from sales of our product, which may result in future operating losses. These conditions raise significant doubt as to our ability to continue as a going concern. Future operating results will depend primarily on our ability to raise additional working capital, as we do not anticipate significant revenues for the foreseeable future. There can be no assurance that we will be able to raise the necessary capital to continue as a going concern. If we are unsuccessful in generating significant revenues, obtaining additional financing, revising our operating and financial requirements, and/or effecting a merger or sale of the Company, we may be forced to terminate operations.

         WE WILL NEED ADDITIONAL CAPITAL FINANCING IN THE FUTURE.

         We anticipate that our available sources of equity financing will be sufficient to fund our current level of operations and capital requirements for at least the next twelve (12) months. Thereafter, implementation of our business plan, or acceleration of such implementation, is likely to require funds not currently available to us. We also may be required to seek additional financing in the future to respond to increased expenses or shortfalls in anticipated revenues, accelerated product development and deployment, respond to competitive pressures, develop new or enhanced products, or take advantage of unanticipated acquisition opportunities. We cannot be certain we will be able to find such additional financing on reasonable terms, or at all. If we are unable to obtain additional financing when needed, we could be required to modify our business plan in accordance with the extent of available financing. We also may not be able to accelerate the development and deployment of our products, respond to competitive pressures, develop or enhance our products or take advantage of unanticipated acquisition opportunities.

         WE MAY BE UNABLE TO ADEQUATELY PROTECT OUR PROPRIETARY RIGHTS OR MAY BE SUED BY THIRD PARTIES FOR INFRINGEMENT OF THEIR PROPRIETARY RIGHTS.

         Our success depends significantly on our ability to obtain and maintain patent, trademark and copyright protection for our intellectual property, to preserve our trade secrets and to operate without infringing the proprietary rights of third parties. If we are not adequately protected, our competitors could use the intellectual property that we have developed to enhance their products and services, which could harm our business.

         We rely on patent protection, as well as a combination of copyright and trademark laws, trade secrets, confidentiality provisions and other contractual provisions, to protect our proprietary rights, but these legal means afford only limited protection. Despite any measures taken to protect our intellectual property, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. In addition, the laws of some foreign countries may not protect our proprietary rights as fully as do the laws of the United States. If we litigated to enforce our rights, it would be expensive, divert management resources and may not be adequate to protect our intellectual property rights.

         The telecommunications industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of trade secret, copyright or patent infringement. We may inadvertently infringe a patent of which we are unaware. In addition, because patent applications can take many years to issue, there may be a patent application now pending of which we are unaware that will cause us to be infringing when it is issued in the future. Although we are not currently involved in any intellectual property litigation, we may be a party to litigation in the future to protect our intellectual property or as a result of our alleged infringement of another's intellectual property, forcing us to do one or more of the following:

         - Cease selling, incorporating or using products or services that incorporate the challenged intellectual property;

         - Obtain from the holder of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms; or

         - Redesign those products or services that incorporate such technology.

         A successful claim of infringement against us, and our failure to license the same or similar technology, could adversely affect our business, asset value or stock value. Infringement claims, with or without merit, would be expensive to litigate or settle, and would divert management resources.

         OUR MARKET IS HIGHLY COMPETITIVE AND OUR PRODUCTS, TECHNOLOGY AND BUSINESS MAY NOT BE ABLE TO COMPETE EFFECTIVELY WITH OTHER PRODUCTS OR TECHNOLOGIES.

         The market for telecommunications products is highly competitive, and we expect that it will become increasingly competitive in the future. Our competitors possess substantially greater name recognition, financial, sales and marketing, manufacturing, technical, personnel, and other resources than we have. We will compete with numerous companies with well-established reputations. Although we believe we will be able to compete based on the special features of our products, our products incorporate new concepts and may not be successful even if they are superior to those of our competitors.

         THE TELECOMMUNICATIONS INDUSTRY IS UNDERGOING RAPID TECHNOLOGICAL CHANGES.

         The telecommunications industry is subject to rapid and significant technological change. The industry is marked by frequent new product introductions and technology enhancements, uncertain product life cycles, changes in client demands and evolving industry standards. As a consequence, our success will depend on our ability to anticipate or adapt to new technology on a timely basis. If we fail to adapt successfully to technological changes or obsolescence or fail to obtain access to important new technologies, our business, prospects, financial condition and results of operations could be materially adversely affected.

         OUR EXECUTIVE OFFICERS AND KEY PERSONNEL ARE CRITICAL TO OUR BUSINESS AND THESE OFFICERS AND PERSONNEL MAY NOT REMAIN WITH US IN THE FUTURE.

         We depend upon the continuing contributions of our key management and product development personnel. The loss of such personnel could seriously harm us. We have entered into an employment agreement with Terry L. Colbert, our President and Chief Executive Officer, however, we cannot be sure that we can retain his services or those of any other key personnel. In addition, we have not obtained key-man life insurance on any of our executive officers or key employees. Because our technology is specialized and complex, we need to recruit and retain qualified technical personnel. However, there are many employers competing to hire qualified technical personnel and we have had difficulty attracting and retaining such personnel. We expect to continue to have difficulty hiring and retaining qualified personnel.

         WE WILL DEPEND ON OUTSIDE MANUFACTURING SOURCES AND SUPPLIERS.

         We may contract with third party manufacturers to produce our products and we will depend on third party suppliers to obtain the raw materials necessary for the production of our products. We do not know what type of contracts we will have with such third party manufacturers and suppliers. In the event we outsource the manufacture of our products, we will have limited control over the actual productions process. Moreover, difficulties encountered by any one of our third party manufacturers, which result in product defects, delayed or reduced products shipments, cost overruns or our inability to fill orders on a timely basis, could have an adverse impact on our business. Even a short-term disruption in our relationship with third party manufacturers or suppliers could have a material adverse effect on our operations. We do not intend to maintain an inventory of sufficient size to protect ourselves for any significant period of time against supply interruptions, particularly if we are required to obtain alternative sources of supply.

         OUR STOCK PRICE MAY BE VOLATILE.

         The market price of our common stock will likely fluctuate significantly in response to the following factors, some of which are beyond our control:

         -        Variations in our quarterly operating results;

         - Changes in financial estimates of our revenues and operating results by securities analysts;

         -        Changes in market valuations of telecommunications companies;

         - Announcements by us of significant contracts, acquisitions, strategic partnerships, joint

         -        Ventures or capital commitments;

         -        Additions or departures of key personnel;

         -        Future sales of our common stock;

         - Stock market price and volume fluctuations attributable to inconsistent trading volume levels of our stock;

         -        Commencement of or involvement in litigation; and

         - Announcements by us or our competitors of technological innovations or new products.

         In addition, the equity markets have experienced volatility that has particularly effected the market prices of equity securities issued by high technology companies and that often has been unrelated or disproportionate to the operating results of those companies. These broad market fluctuations may adversely affect the market price of our common stock.

         WE DO NOT ANTICIPATE PAYING ANY DIVIDENDS ON OUR COMMON STOCK.

         We have not paid any dividends on our Common Stock since our inception and do not anticipate paying any dividends on our Common Stock in the foreseeable future. Instead, we intend to retain any future earnings for use in the operation and expansion of our business.

         IF WE ARE SUBJECT TO SEC REGULATIONS RELATING TO LOW-PRICED STOCKS, THE MARKET FOR OUR COMMON STOCK COULD BE ADVERSELY EFFECTED.

         The Securities and Exchange Commission has adopted regulations concerning low-priced (or "penny") stocks. The regulations generally define "penny stock" to be any equity security that has a market price less than $5.00 per share, subject to certain exceptions. If our shares are offered at a market price less than $5.00 per share, and do not qualify for any exemption from the penny stock regulations, our shares may become subject to these additional regulations relating to low-priced stocks.

         The penny stock regulations require that broker-dealers who recommend penny stocks to persons other than institutional accredited investors make a special suitability determination for the purchaser, receive the purchaser's written agreement to the transaction prior to the sale and provide the purchaser with risk disclosure documents that identify risks associated with investing in penny stocks. Furthermore, the broker-dealer must obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before effecting a transaction in penny stock. These requirements have historically resulted in reducing the level of trading activity in securities that become subject to the penny stock rules.

         The additional burdens imposed upon broker-dealers by these penny stock requirements may discourage broker-dealers from effecting transactions in the common stock, which could severely limit the market liquidity of our common stock and our shareholders' ability to sell our common stock in the secondary market.

ITEM 7.  FINANCIAL STATEMENTS.

         Our audited Consolidated Financial Statements as of and for the years ended December 31, 2000 and 1999 are included on pages F-1 through F-17 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Robert L. White Associates was previously engaged as the principal accountant to audit our financial statements. In November, 2000, Robert L. White Associates resigned as our principal accountant to audit our financial statements. In March, 2001, the Board of Director's approved the engagement of the firm of Lazar Levine & Felix LLP, 350 Fifth Avenue, Suite 6820, New York, New York 10118, to replace Robert L. White Associates as the principal accountant to audit our financial statements.

         In connection with the audits of the two fiscal years ended December 31, 1999 and December 31, 1998, and the interim periods preceding Robert L. White Associates' resignation, there were no disagreements with Robert L. White Associates on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement(s), if not resolved to the satisfaction of our former accountant, would have caused them to make reference to the subject matter of the disagreement(s) in connection with their reports, and said firm has not advised the registrant of any reportable events. In addition, the accountants' report of Robert L. White Associates on the consolidated financial statements of the Company as of and for the years ended December 31, 1999 and 1998 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope, or accounting principles.

         During the Company's two most recent fiscal years and the interim periods prior to engaging Lazar Levine & Felix LLP, neither the Company, nor any person on our behalf, consulted Lazar Levine & Felix LLP regarding (i) the application of accounting principles to a specified transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements,
(iii) any matter that was the subject of a disagreement (as defined in Instruction 4 to Item 304 of Regulation S-K), or (iv) any matter that was the subject of a reportable event. Neither were there any such disagreements, transactions or reportable events which were accounted for or disclosed in a manner different from that which the former accountants apparently would have concluded was required.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

         The following table sets forth the names and ages of the directors and executive officers of the Company (each, a "Director" and/or "Officer"), the positions and offices that each Director and Officer held with the Company, and the period during which each served in such positions and offices. Each Director serves for a term of one year, until his successor is duly elected and qualified. Officers shall be appointed annually by the Board of Directors, at its annual meeting, to hold such office until an officer's successor shall have been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board, except that Terry L. Colbert, in his capacities as President and Chief Executive Officer, serves for a term of three (3) years pursuant to his employment agreement.

                    TABLE OF DIRECTORS AND EXECUTIVE OFFICERS

          NAME                AGE                           POSITIONS/OFFICES  PERIOD SERVED IN OFFICE/POSITION
          ----                ---                           -----------------  --------------------------------
Terry L. Colbert              47           President, Chief Executive Officer  February, 2001 to present and Chairman of the Board
Garry P. McHenry              43                         Vice President, COO,  February, 2001 to present
                                                       Treasurer and Director
                                             Vice President Sales & Marketing  May, 1999 to April, 2000
Celso B. Suarez, Jr.          44                         Secretary & Director  February, 2001 to present
Kosti Shirvanian              70                                     Director  January, 2001 to present
John Hartunian                77                                     Director  January, 2001 to present
Khoren Shaginian              38                                     Director  February, 2001 to present
                                         CFO, Secretary, Treasurer & Director  May, 1999 to February, 2000
Lilly O. Beter                67                                     Director  February, 2001 to present

         Set forth below is the business experience and other biographical information regarding our directors and executive officers.

         TERRY L. COLBERT currently serves as President, CEO and Chairman of the Board of SATX. Mr. Colbert is also the president of our wholly-owned subsidiary, DebitFone, Inc. Mr. Colbert has twenty-five years of experience in the telecommunications industry. He most recently served, from June, 1999 to December, 2000, for the Profit Recovery Group International, Inc., Telecommunications Division, in Atlanta, Georgia where he ran the Sales and Marketing department as Senior Vice President of the Communications Division for the entire country. From April, 1995 to June, 1999 he was the President of Elite Communications, Inc. in Atlanta, Georgia. The company provided financial services to medium and small businesses. Prior to Elite Communications, Mr. Colbert served as Chairman, CEO and President of Communications Central, Inc. ("CCI"), a publicly traded company headquartered in Atlanta, Georgia. CCI was the second largest provider of pay telephones and inmate phones in the United States. During his tenure at CCI, Mr. Colbert was responsible for the acquisition of over thirty companies and several financings, including CCI's initial public offering. Mr. Colbert has served as Chairman of the American Public Communications Association, an industry trade association created to develop and enhance the pay telephone industry and headquartered in Washington, D.C.

         GARRY P. MCHENRY is currently serving SATX as Vice President, Chief Operating Officer and Treasurer. From April, 2000 to December, 2000 he was the President of 3eee, Inc., a Delaware corporation located in Wilmington, Delaware, involved with E-commerce, e-business, and Telephony. He was also involved with mergers and acquisitions pertaining to all aspects of the business. From May, 1999 to April, 2000 he was Vice President of Sales and Marketing for SATX for both Alpha Track and DebitFone products in Tampa, Florida. From November, 1998 to May, 1999 he worked for Qwest Communications in San Antonio, Texas as the Eastern Regional Sales Manager, Selling Operator and Direct Dial Long Distance Calls. From October, 1997 to November, 1998 he worked for Navitel, Inc. of Lakeland, Florida as the Sales Manager for the marketing of payphones and services to independent payphone providers. From August, 1995 to October, 1997 he was Vice President of Sales for Bright Technologies of Norcross, Georgia, which marketed and designed fixed wireless payphones.

         CELSO B. SUAREZ, JR. has been a practicing attorney in Houston, Texas since May, 1985. From March, 1999 to September, 1999, Mr. Suarez was Assistant General Counsel of OCS, Inc., a manufacturer of waste processing plants. From January, 1997 to March, 1999, Mr. Suarez served as Assistant General Counsel and as a director of ZEROS USA, Inc., which licenses technology used for energy-efficient waste processing systems. Mr. Suarez earned his B.A. in Cultural Anthropology from the University of Houston and a J.D. from Drake University College of Law. Mr. Suarez also sits on the Board of Directors for New Visual Entertainment, Inc. and 3eee, Inc. Mr. Suarez is a member of the Audit Committee and the Compensation Committee.

         KOSTI SHIRVANIAN is and has been a major shareholder in SATX. Mr. Shirvanian served as Chairman of the Board, President and Chief Executive Officer of Western Waste Industries from 1964 to May of 1996 when the company merged with USA Waste Services (now Waste Management, Inc.) in Houston. Western Waste was a leading waste management company, which provided collection services, landfill, transfer station and recycling operations in seven states. Mr. Shirvanian immigrated to the United States in 1950 and bought a small trash hauling company in 1955. Concentrating initially in Southern California, the company grew steadily through acquisitions, municipal contracts and by adding new customers. On April 1, 1991, Western Waste began trading on the New York Stock Exchange. Prior to its merger with USA Waste Services, Western Waste exceeded $270 million in annual revenue with over 1,800 employees. Mr. Shirvanian is now the Managing Member of Komar Investments, LLC, a multi-million dollar holding company engaged in a wide variety of investments.

         JOHN HARTUNIAN was President and Owner of Universal Trucking, a waste management company, from 1954 to 1982, after which he retired. During his tenure at Universal Trucking, Mr. Hartunian was also the president of Bonanza Enterprises, a land development company. Mr. Hartunian eventually sold Bonanza to John Bonadelle Enterprises. After his tenure at Bonanza Enterprises, Mr. Hartunian became President of Chemwell Industries, a manufacturer of chemicals and adhesives for the military and aircraft industries. He eventually sold that company to Capital Star Petroleum. Mr. Hartunian is and has been a major shareholder in SATX.


         KHOREN SHAGINIAN, has over 15 years experience in finance and project development. He is a CPA with a Bachelor of Science in Accounting from the California State University, Los Angeles and has a broad range of experience in various industries including real estate, environmental and waste management. Mr. Shaginian started his career at Coopers and Lybrand in the mid-1980's and has been involved in the development and growth of numerous businesses. Since 1997, Mr. Shaginian has been the Chief Financial Officer and Executive Vice President of Komar Investments, LLC, a multi-million dollar holding company engaged in a wide variety of investments. Mr. Shaginian is also widely experienced in corporate and international taxation and is fluent in several languages. Mr. Shaginian is a member of the Audit Committee and the Compensation Committee.

         LILLY O. BETER, a newly appointed Director and member of the Board is former president of Lilly Beter Capital Group, Ltd., which has offices in Washington, D.C., Minneapolis, Minnesota, Boca Raton, Florida and Century City, California. She co-founded the firm thirty years ago with her late husband, providing government representation to clients. Mrs. Beter represented companies doing business in the Pacific Rim, South America, Europe and the Caribbean. Mrs. Beter is a Director of New Visual Entertainment Inc., and is simultaneously serving on the Board of Directors for U.S.I.P., which are both publicly held companies. She is a member of the American League of Lobbyists and the American Arbitration Association. Mrs. Beter is a member of the Audit Committee and the Compensation Committee.

OPERATION OF BOARD OF DIRECTORS AND COMMITTEES

         There were 32 meetings of the Board of Directors during 2000. All of the directors attended 75% or more of the total number of meetings of the Board. In 2000, the Board did not have any standing committees. At a Special Meeting of the Board of Directors on February 27, 2001, the Board of Directors established a Compensation Committee and an Audit Committee, the principal duties of which are described below. There have not been any meetings of the new committees as of the date of this Annual Report.

         COMPENSATION COMMITTEE. The Compensation Committee was established by the Board of Directors on February 27, 2001, and accordingly, the Committee did not meet during 2000. The initial members of the Compensation Committee are Mr. Shaginian, Mr. Suarez and Mrs. Beter. The Compensation Committee will be responsible for developing and making recommendations to the Board of Directors with respect to the Company's executive compensation policies and administering executive compensation plans. In addition, the Compensation Committee will recommend to the Board of Directors the annual compensation to be paid to the Chief Executive Officer and each of the other executive officers of the Corporation, as well as to other key employees. The Committee shall be comprised of not less than two (2) independent, non-employee directors. The objectives of the Company's executive compensation program will be to:

         -        Support the achievement of desired Company performance;

         - Provide compensation that will attract and retain superior talent and reward performance;

         - Ensure that there is appropriate linkage between executive compensation and the enhancement of shareholder value; and

         - Evaluate the effectiveness of the Corporation's incentives for key executives.

An executive compensation program will be designed to provide an overall level of compensation opportunity that is competitive with companies of comparable size, capitalization and complexity. Actual compensation levels, however, may be greater or less than average competitive levels based upon annual and long-term Company performance, as well as individual performance. The Compensation Committee will use its discretion to recommend executive compensation at levels warranted in its judgment by corporate and individual performance.

         AUDIT COMMITTEE. The Audit Committee was established by the Board of Directors on February 27, 2001, and accordingly, the Committee did not hold any meetings in fiscal 2000. The newly appointed members of the Audit Committee are Messrs. Shaginian and Suarez, and Mrs. Beter. At the next meeting of the Board of Directors, the full Board will adopt a formal Charter of the Audit Committee of the Board of Directors of SATX, Inc. setting forth the requirements for the composition of the Audit Committee, the qualifications of its members, the frequency of meetings, and the responsibilities of the Audit Committee. In accordance with the regulations of the Securities and Exchange Commission (the "SEC"), the Audit Committee will issue annual reports, commencing with the fiscal year ending December 31, 2001. Management will have the responsibility for the consolidated financial statements and the financial reporting process, including the systems of internal accounting and financial controls. The independent accountants will be responsible for performing an audit of the Company's consolidated financial statements in accordance with generally accepted auditing standards and for expressing an opinion on those consolidated financial statements based on their audit. The Audit Committee will monitor the Company's financial reporting process and systems of internal controls, the independence and the performance of the independent accountants, and the performance of the accountants performing the internal audit function. The Audit Committee will review and discuss the consolidated financial statements with the Company's management, our principal independent accountants, and any accountants which perform the internal audit function for the Company, the adequacy and effectiveness of the Company's internal accounting and financial controls. In addition, the Audit Committee will discuss and review with the Company's principal independent accountants all communications required by generally accepted auditing standards, including those described in Statement on Auditing Standards No. 61, Communication with Audit Committees, as amended, and, with and without management present, discuss and review the results of the independent accountants' examination of the consolidated financial statements. The Audit Committee will also discuss the results of any internal audit findings with any accountants which perform internal audit function. The Audit Committee will require from our independent auditors a written disclosure and a letter describing all relationships between the independent accountants and the Company that might bear on their independence consistent with Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees. The Audit Committee will discuss with our independent accountants any relationships or services that may impact their objectivity and independence. Based on the reviews and discussions referred to above, the Audit Committee will then determine whether it can recommended to the Board of Directors that the Company's audited consolidated financial statements be included in the Company's Annual Report on Form 10-KSB for the applicable fiscal year to be filed with the SEC.

COMPENSATION OF DIRECTORS

         Presently, our directors do not receive any compensation for their services to the Company as a director. However, it is currently anticipated that the Board of Directors will approve compensation for our non-employee directors for each meeting of the Board of Directors that they attend, plus reimbursement of their reasonable out-of-pocket expenses incurred in connection with such meetings, and an additional fee for each Committee meeting that he or she attends. It is also anticipated that our directors will be eligible to receive stock options under an Incentive and Non- Statutory Stock Option Plan that the Board of Directors anticipates approving in the near future.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

         Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash-only rights) and any changes in that ownership with the Securities and Exchange Commission (the "SEC"). Specific due dates for these reports have been established, and the Company is required to report, in this Form 10-KSB, any failure to comply therewith during the fiscal year ended December 31, 2000. The Company believes that all of these filing requirements were satisfied by its executive officers, directors, except for Merritt Jesson and Robert Ellis's inadvertent late filing of Form 3 (Initial Statement of Beneficial Ownership of Securities) upon becoming a director or officer of the Company, and their inadvertent late filing of Form 4's (Statement of Changes of Beneficial Ownership of Securities). In making this statement, the Company has relied on copies of the reporting forms received by it, and upon the written representations from certain reporting persons that no Form 5 (Annual Statement of Changes in Beneficial Ownership) were required to be filed under applicable rules of the SEC.

ITEM 10.  EXECUTIVE COMPENSATION.

         The following summary compensation table sets forth all cash and/or non-cash compensation paid to or accrued for the past three (3) fiscal years for the Company's Chief Executive Officer and other highly compensated officers. Except as listed below, there are no officers or other individuals whose compensation from the Company exceeded $100,000 in any of the past three (3) fiscal years.

                           SUMMARY COMPENSATION TABLE


                                                 ANNUAL COMPENSATION      LONG-TERM COMPENSATION/AWARDS
  NAME AND PRINCIPAL POSITION     FISCAL YEAR          SALARY             SECURITIES UNDERLYING OPTIONS
Merritt W. Jesson, CEO (1)           1999            $ 57,577                           0
                                     2000            $104,000                           0

--------------
(1)   Mr. Jesson served as the Company's CEO from May, 1999 to January, 2001.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)

                                  NUMBER OF SECURITIES
                                   UNDERLYING OPTIONS        PERCENT OF TOTAL
             NAME                        GRANTED           OPTIONS/SARS GRANTED    EXERCISE PRICE (1)  EXPIRATION DATE
             ----                        -------           --------------------    --------------      ---------------
Garry P. McHenry, VP Sales                85,000                  100%                   $.50                2005

-----------------

(1) Exercise price adjusts after the first year, calculable as a percentage of market value.

EMPLOYMENT AGREEMENT

      Terry L. Colbert. In February, 2001, we entered into an employment agreement with Mr. Colbert. Pursuant to his agreement, Mr. Colbert serves as the Company's Chairman, Chief Executive Officer and President. The initial term of the agreement is three (3) years. If mutually agreed by both parties, the expiration date (2/27/04) shall be extended for one (1) additional year beginning on the first anniversary of employment or until otherwise terminated. Mr. Colbert's agreement provides for a minimum base salary of $175,000, with automatic increases of $25,000 annually until his salary is $250,000. Thereafter, annual increases will be at the discretion of the Compensation Committee of the Board of Directors with such annual increases being, at least, equivalent to what other executives are receiving and not less than the consumer price index, as published by the United States Department of Labor. Mr. Colbert's agreement also provides for an annual cash bonus equal to 50% of his base salary. In addition, he may receive annual or quarterly performance bonuses as determined by the Compensation Committee of the Board of Directors. The agreement also provides that the Company obtain not less than $150,000 disability insurance, $1,500 auto expense per month, and health and dental insurance. Under the agreement, Mr. Colbert's employment may only be terminated for cause. Upon the termination of the executive's employment by Mr. Colbert, he will continue to receive his salary and benefits for one year after the termination date. If the executive's employment is terminated by the Company for cause, or by reason of the executive's death, the Company will pay the executive any base salary and other compensation earned but not yet paid under his employment agreement. Under the agreement, Mr. Colbert agrees not to compete with the Company or solicit its employees or customers. As an inducement to accept employment, Mr. Colbert received 500,000 shares of SATX Common Stock, and an option for the purchase of 2,000,000 shares of SATX Common Stock at an exercise price of $.3094 per share. The option is immediately exercisable with respect to 200,000 shares. Of the remaining 1,800,000 underlying shares, one third become vested each year, and the option expires upon the termination of Mr. Colbert's employment.

STOCK OPTION PLAN

      In the near future, the Board of Directors anticipates approving a stock option plan to provide for the granting of incentive stock options (as defined in Section 422 of the Internal Revenue Code) and non-statutory stock options to our employees and non-employee directors. We have reserved ten million (10,000,000) shares of SATX Common Stock for issuance under such a plan.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of April 23, 2001 by (i) each person known to own beneficially more than 5% of the Company's Common Stock, (ii) each Director and Officer of the Company, and (iii) all Directors and Officers as a group. As of April 23, 2001 there were approximately 84,323,392 shares of Common Stock issued and outstanding.

      NAME AND ADDRESS                                                  AMOUNT AND NATURE            PERCENTAGE
     OF BENEFICIAL OWNER                                             OF BENEFICIAL OWNER (1)         OF  CLASS
     -------------------                                            ------------------------      -----------------
Lilly Beter Capital Group, Ltd (2)................................          5,000,000                   5.5%
3925 Excelsior Blvd.
Minneapolis, MN 55416

Kosti Shirvanian (3)..............................................         22,200,000                  24.2%

John Hartunian (4)................................................         11,720,000                  13.3%

Terry L. Colbert (5) .............................................            700,000                     *

Khoren Shaginian  ................................................            650,000                     *

Garry P. McHenry (6) .............................................            240,000                     *

Celso B. Suarez, Jr.  ............................................            100,000                     *

Lilly O. Beter  ..................................................                  0                    --

All Directors and Executive Officers as a group (4 persons) ......         40,610,000                  40.5%

-------------------
* Less than 1%.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. To our knowledge, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table. In calculating beneficial ownership, for a given individual or group, the number of shares of SATX Common Stock outstanding includes shares subject to options, warrants, rights or conversion privileges exercisable within sixty (60) days held by such individual or group, but are not deemed outstanding by any other person or group. The business address of each of the Company's directors and officers named above is: c/o SATX, Inc. 8351 Roswell Road, #374, Atlanta, Georgia 30350.

(2)  Represents an option for the purchase of 5,000,000 shares of Common Stock.

(3) Represents (i) 14,700,000 shares held of record by the Shirvanian Family Investment Trust, of which Mr. Shirvanian is the trustee (Mr. Shirvanian shares voting and dispositive power of the trust shares with Marian Shirvanian, his spouse and co-trustee), and (ii) options to purchase 7,500,000 shares of Common Stock.

(4) Represents (i) 8,420,000 shares held of record by the Hartunian Family Trust, of which Mr. Hartunian is the trustee (Mr. Hartunian shares voting and dispositive power of the trust shares with Marge Hartunian, his spouse and co- trustee), and (ii) options to purchase 3,300,000 shares of Common Stock.

(5)  Includes an option to acquire 200,000 shares of Common Stock.

(6) Includes 55,000 shares held of record by Garry McHenry's wife Michelle McHenry, and an option for the purchase of 85,000 shares of Common Stock.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         KOSTI SHIRVANIAN

         Notes Payable and Related Options- As of December 31, 2000, the Company was indebted to Mr. Shirvanian and an affiliate, on an unsecured basis, in the amount of $918,499.00, including interest. The notes bear interest at rates varying between 8% and 12% and were due and payable in 2000. The funds were advanced to the Company to meet our working capital and other needs. In consideration of his agreement to extend the notes to March 31, 2003, the Company granted Mr. Shirvanian an option to purchase up to 5,000,000 shares of SATX Common Stock at $.05 per share. The option expires on May 15, 2001. The bid and ask prices of the Common Stock on the date of grant were $.20 and $.21 respectively.

         Lilly Beter Agreement and Related Options - In consideration for his assistance in convincing Lilly Beter Capital Group, Ltd. to become the Company's private investment banker, on February 27, 2001, the Board of Directors granted Mr. Shirvanian a five-year option to purchase up to 2,500,000 shares of Common Stock at an exercise price of $1.00 per share. In addition, Mr. Shirvanian, on behalf of the Company, gave Lilly Beter Capital Group, Ltd. 500,000 of his personal shares of SATX Common Stock. The bid and ask prices of the Common Stock on the date of grant were $.31 and $.36 respectively.

         Bridge Loan and Related Shares - In November, 2000, Mr. Shirvanian gave the Company a bridge loan in the amount of $250,000 in contemplation of the Company's merger with Shared Technologies Cellular, Inc. ("STCL"), for which he received a commitment fee of $5,000. on February 2, 2001, the merger with STCL was terminated by mutual consent for various reasons including our decision to retain Lilly Beter Capital Group, Ltd. to act as our private investment banker, and STCL's decision to pursue independent financing alternatives. Pursuant to the terms of the bridge note, the entire balance of the principal and interest was converted into 1,000,000 shares of SATX Common Stock.

         JOHN HARTUNIAN

         Notes Payable and Related Options - As of December 31, 2000, the Company was indebted to Mr. Hartunian, on an unsecured basis, in the amount of $142,499.00, including interest. The notes bear interest at rates varying between 8% and 12% and were due and payable in 2000. The funds were advanced to the Company to meet our working capital and other needs. In consideration of his agreement to extend the notes to March 31, 2003, the Company granted Mr. Hartunian an option to purchase up to 800,000 shares of SATX Common Stock at $.05 per share. The option expires on May 15, 2001. The bid and ask prices of the Common Stock on the date of grant were $.20 and $.21 respectively.

         Lilly Beter Agreement and Related Options - In consideration for his assistance in convincing Lilly Beter Capital Group, Ltd. to become the Company's private investment banker, on February 27, 2001, the Board of Directors granted Mr. Hartunian a five-year option to purchase up to 2,500,000 shares of Common Stock at an exercise price of $1.00 per share. In addition, Mr. Hartunian, on behalf of the Company, gave Lilly Beter Capital Group, Ltd. 500,000 of his personal shares of SATX Common Stock. The bid and ask prices of the Common Stock on the date of grant were $.31 and $.36 respectively.

         MERRITT JESSON

         Loan Payable - Mr. Jesson, the Company's former Chief Executive Officer and President, periodically advanced funds to the Company for operating capital, after the Company was unable to obtain a loan with an unaffiliated third party. As of December 31, 2000, we were indebted to Mr. Jesson in the amount of $63,670. The loan is due and payable on demand and Mr. Jesson waived all interest due on the loan.

         Utilization of Personal Shares-Mr. Jesson, with Board approval, utilized 1,505,000 shares of his personal shares of SATX common stock to pay for consulting services and for working capital for the Company. The Board of Directors has agreed to issue shares of common stock to replace all personal shares utilized by Mr. Jesson for the benefit of the Company.

POLICY REGARDING LOANS AND OTHER AFFILIATED TRANSACTIONS

         The Company currently intends to elect and maintain at least two (2) independent directors on the Board of Directors. It is the policy of the Company that all future material affiliated transactions, loans and loan guarantees with its officers, directors, 5% shareholders, or their respective affiliates, will be on terms that are as favorable to the Company as those generally available from unaffiliated third parties; and all such transactions and loans, and any forgiveness of such loans, shall be approved or ratified by a majority of the independent directors who do not have an interest in the transactions and who will have access, at the Company's expense to its or independent legal counsel. Further, the Company does not intend to make any loans to or guarantee loans on behalf of its officers, directors and employees, other than: (i) advances for travel, business expense, and similar ordinary operating expenditures; (ii) loans or loan guarantees made for the purchase of the Company's securities, and
(iii) loans for relocation.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(A) EXHIBITS.

EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------

   3.1            Articles of Incorporation, as amended *
   3.2            By-laws *
   4.1            See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws of the Company defining right of holders of the Company's Common Stock
   4.2            Specimen of Stock Certificate*
   4.3            8% Convertible Debenture due September 14, 2001
   4.4            Form of Common Stock Purchase Warrant
   10.1           Securities Purchase Agreement dated September 14, 2000, by and between SATX,
                  Inc. and NASIMIA, Ltd.
   10.2           Registration Rights Agreement dated September 14, 2000, by and between SATX,
                  Inc. and NASIMIA, Ltd.
   10.3           Employment Agreement dated February 27, 2001, by and between SATX, Inc. and
                  Terry L. Colbert
   10.4           Private Label Reseller Agreement dated April 17, 2000, by and between SATX, Inc.
                  and Shared Technologies Cellular, Inc.
   10.5           Agreement January 16, 2001, by and between Lilly Beter Capital Group, Ltd. and
                  SATX, Inc. **
   10.6           Termination Agreement and Release dated February 2, 2001, by and between SATX,
                  Inc. and Shared Technologies Cellular, Inc. **
   10.7           Agreement of Purchase and Sale of Securities dated March 12, 2001, by and among
                  SATX, Inc., Iqbal Ashraf, and ORA Electronics, Inc. **
   10.8           Loan Extension Agreement dated April 1, 2001, by and between John Hartunian and
                  SATX, Inc.
   10.9           Promissory Note dated April 1, 2001 by and between John Hartunian and SATX, Inc.
   10.10          Loan Extension Agreement dated April 1, 2001, by and between Kosti Shirvanian,
                  Komar Investments, LLC and SATX, Inc.
   10.11          Promissory Note dated April 1, 2001 in the amount of $484,000, by and between
                  Kosti Shirvanian, Komar Investments, LLC and SATX, Inc.
   10.12          Promissory Note dated April 1, 2001 in the amount of $434,499, by and between
                  Kosti Shirvanian, Komar Investments, LLC and SATX, Inc.
   10.13          Supplemental Agreement by and between SATX, Inc. and Paradigm Manufacturing,
                  Inc., dated March 3, 2000 ***
   16.1           Letter of Robert L. White Associates on change in auditors.**
   21.1           Subsidiaries of SATX, Inc.

---------

* Incorporated by reference to the Company's Registration Statement on Form 10-SB, File No. 000-29755, as filed with the Securities and Exchange Commission on March 1, 2000.
** Incorporated by reference to the Company's Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on April 25, 2001.
*** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

(B) REPORTS ON FORM 8-K.

         None filed during the last quarter of the fiscal year ended December 31, 2000.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 24th day of April, 2001.

                                         SATX, INC.
                                         (Registrant)


                                     By: /s/ Terry L. Colbert
                                         -------------------------------------
                                         Terry L. Colbert
                                         Chairman of the Board of Directors,
                                         Chief Executive Officer and President


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     SIGNATURE                                       TITLE                                     DATE
     ---------                                       -----                                     ----
/s/ Terry L. Colbert                  Chairman of the Board of Directors                  April 24, 2001
-----------------------------               Chief Executive Officer
Terry L. Colbert                                   President


/s/ Garry P. McHenry                            Vice President                            April 24, 2001
-----------------------------               Chief Operating Officer
Garry P. McHenry                                   Treasurer
                                                   Director

/s/ Celso B. Suarez, Jr.                                                                  April 24, 2001
-----------------------------                      Secretary
Celso B. Suarez, Jr.                               Director


/s/ Kosti Shirvanian                                                                      April 24, 2001
-----------------------------                      Director
Kosti Shirvanian


/s/ John Hartunian                                 Director                               April 24, 2001
-----------------------------
John Hartunian

/s/ Khoren Shaginian                               Director                               April 24, 2001
-----------------------------
Khoren Shaginian


                                                   Director                               April 24, 2001
-----------------------------
Lilly O. Beter

                                 EXHIBIT INDEX


EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------

    3.1           Articles of Incorporation, as amended *
    3.2           By-laws *
    4.1           See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and
                  Bylaws of the Company defining right of holders of the Company's Common
                  Stock
    4.2           Specimen of Stock Certificate*
    4.3           8% Convertible Debenture due September 14, 2001
    4.4           Form of Common Stock Purchase Warrant
    10.1          Securities Purchase Agreement dated September 14, 2000, by and between SATX,
                  Inc. and NASIMIA, Ltd.
    10.2          Registration Rights Agreement dated September 14, 2000, by and between SATX,
                  Inc. and NASIMIA, Ltd.
    10.3          Employment Agreement dated February 27, 2001, by and between SATX, Inc.
                  and Terry L. Colbert
    10.4          Private Label Reseller Agreement dated April 17, 2000, by and between SATX, Inc.
                  and Shared Technologies Cellular, Inc.
    10.5          Agreement January 16, 2001, by and between Lilly Beter Capital Group, Ltd. and
                  SATX, Inc. **
    10.6          Termination Agreement and Release dated February 2, 2001, by and between
                  SATX, Inc. and Shared Technologies Cellular, Inc. **
    10.7          Agreement of Purchase and Sale of Securities dated March 12, 2001, by and among SATX, Inc., Iqbal Ashraf, and ORA Electronics, Inc. **
    10.8          Loan Extension Agreement dated April 1, 2001, by and between John Hartunian and SATX, Inc.
    10.9          Promissory Note dated April 1, 2001 by and between John Hartunian and SATX, Inc.
    10.10         Loan Extension Agreement dated April 1, 2001, by and between Kosti Shirvanian, Komar
                  Investments, LLC and SATX, Inc.
    10.11         Promissory Note dated April 1, 2001 in the amount of $484,000, by and between Kosti
                  Shirvanian, Komar Investments, LLC and SATX, Inc.
    10.12         Promissory Note dated April 1, 2001 in the amount of $434,499, by and between Kosti
                  Shirvanian, Komar Investments, LLC and SATX, Inc.
    10.13         Supplemental Agreement by and between SATX, Inc. and Paradigm Manufacturing, Inc., dated March 3, 2000 ***
    16.1          Letter of Robert L. White Associates on change in auditors.**
    21.1          Subsidiaries of SATX, Inc.

---------

* Incorporated by reference to the Company's Registration Statement on Form 10-SB, File No. 000-29755, as filed with the Securities and Exchange Commission on March 1, 2000.
** Incorporated by reference to the Company's Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on April 25, 2001.
*** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                                  PAGE(S)
                                                                                                                  -------

Independent Auditors' Report - Successor Auditor                                                                   F-2

Independent Auditors' Report - Predecessor Auditor                                                                 F-3

Balance Sheets as of December 31, 2000 and 1999                                                                    F-4

Statements of Operations for the Years Ended December 31, 2000, and 1999 and Cumulative
    During the Development Stage Period (June 28, 1972 to December 31, 2000)                                       F-5

Statement of Shareholders' Deficit for the Development Stage Period (June 28, 1972
    to December 31, 2000)                                                                                          F-6

Statements of Cash Flows for the Years Ended December 31, 2000 and 1999 and Cumulative
      During the Development Stage Period (June 28, 1972 to December 31, 2000)                                     F-7

Notes to Financial Statements                                                                                      F-8


                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
SATX, Inc. and Subsidiaries
Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of SATX, Inc. and Subsidiaries (a Development Stage Company) as of December 31, 2000 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SATX, Inc. and Subsidiaries as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $9,314,385 during the year ended December 31, 2000, and, as of that date, had a working capital deficiency of $2,909,702 and a net worth deficiency of $2,748,341. The Company is also in default on certain notes payable to shareholders. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements and the success of future operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                        LAZAR LEVINE & FELIX LLP

New York, New York
April 6, 2001

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders
SATX, Inc. and Subsidiaries
Atlanta, Georgia

We have audited the accompanying consolidated balance sheet of SATX, Inc. and Subsidiaries (a Development Stage Company) as of December 31, 1999 and the related consolidated statements of operations, shareholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of SATX, Inc. and Subsidiaries as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Robert L. White, CPA


March 20, 2000

                           SATX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999


                                                                                                  2000               1999
                                                                                              ------------       ------------
                                                   - ASSETS -
CURRENT ASSETS:
     Cash                                                                                     $         --       $     98,826
     Accounts receivable - net                                                                          --             19,420
     Notes receivable (Note 6)                                                                      40,000            256,491
     Inventory                                                                                      40,315            406,393
     Prepaid expenses                                                                                   --             44,261
                                                                                              ------------       ------------
TOTAL CURRENT ASSETS                                                                                80,315            825,391
                                                                                              ------------       ------------
FIXED ASSETS:

     Furniture and fixtures                                                                         14,448             28,246
     Computer equipment                                                                             14,794             15,443
     Leasehold improvements                                                                             --              9,550
                                                                                              ------------       ------------
                                                                                                    29,242             53,239
     Less:  accumulated depreciation and amortization                                               11,669             10,184
                                                                                              ------------       ------------
                                                                                                    17,573             43,055
                                                                                              ------------       ------------
OTHER ASSETS:
     Investments (Note 5)                                                                           43,788            165,000
     Deposits (Note 6)                                                                             100,000                 --
                                                                                              ------------       ------------
                                                                                                   143,788            165,000
                                                                                              ------------       ------------
                                                                                              $    241,676       $  1,033,446
                                                                                              ============       ============

                                          - LIABILITIES AND SHAREHOLDERS' DEFICIT -
CURRENT LIABILITIES:
     Bank overdraft                                                                           $     49,133       $         --
     Accounts payable                                                                              516,180            438,816
     Accrued expenses                                                                              450,034            153,478
     Notes payable (Note 7a)                                                                     1,661,000            300,000
     Loan payable -officer (Note 7b)                                                                63,670            213,318
     Convertible debenture (Note 7c)                                                               250,000                 --
                                                                                              ------------       ------------
TOTAL CURRENT LIABILITIES                                                                        2,990,017          1,105,612
                                                                                              ------------       ------------
LONG-TERM LIABILITIES (NOTE 7A)                                                                         --            560,000
                                                                                              ------------       ------------

COMMITMENTS AND CONTINGENCIES (NOTE 10)

SHAREHOLDERS' DEFICIT (NOTE 8):
     Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued                        --                 --
     Common stock, $.001 par value, 100,000,000 shares authorized  65,871,392zz
       and 52,008,286 issued and outstanding in 2000 and 1999, respectively                         65,871             52,008
     Additional paid-in capital                                                                 10,164,258          2,979,911
     Deficit accumulated during the development stage                                          (12,978,470)        (3,664,085)
                                                                                              ------------       ------------
                                                                                                (2,748,341)          (632,166)
                                                                                              ------------       ------------
                                                                                              $    241,676       $  1,033,446
                                                                                              ============       ============


                             See accompanying notes.

                           SATX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                         CUMULATIVE DURING THE
                                                 FOR THE YEAR ENDED DECEMBER 31,          DEVELOPMENT STAGE
                                                 ---------------------------------         (JUNE 28, 1972 TO
                                                    2000                   1999           DECEMBER 31, 2000)
                                                 ------------          ------------      ----------------------
REVENUES                                         $     34,753          $     22,208          $     56,961
                                                 ------------          ------------          ------------

COSTS AND EXPENSES:
     Costs of sales                                   149,829                15,944               165,773
     Selling, general and administrative            7,438,338             1,300,386            11,108,687
     Interest expense                                 126,153                    --               126,153
     Inventory write-down (Note 3e)                   342,420                    --               342,420
     Write-down of investment (Note 4)              1,292,398                    --             1,292,398
                                                 ------------          ------------          ------------
                                                    9,349,138             1,316,330            13,035,431
                                                 ------------          ------------          ------------
NET LOSS (NOTE 9)                                $ (9,314,385)         $ (1,294,122)         $(12,978,470)
                                                 ============          ============          ============
BASIC/DILUTED LOSS PER
     COMMON SHARE                                $      (0.17)         $       (.03)         $       (.26)
                                                 ============          ============          ============

WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                            55,765,687            43,355,643            50,477,567
                                                 ============          ============          ============



                             See accompanying notes.

                           SATX, INC. AND SUBSIDIARIES

       STATEMENT OF SHAREHOLDERS' DEFICIT FOR THE DEVELOPMENT STAGE PERIOD
                       JUNE 28, 1972 TO DECEMBER 31, 2000



                                                                                                                      TOTAL
                                                           COMMON STOCK              ADDITIONAL    ACCUMULATED      SHAREHOLDERS'
                                                   -----------------------------      PAID-IN        EARNINGS           EQUITY
                                                      SHARES          AMOUNT          CAPITAL       (DEFICIT)         (DEFICIT)
                                                   ------------    ------------    ------------    ------------     ------------
Balance at June 28, 1972                                     --    $         --    $         --    $         --     $         --
Issuance of common stock                             14,737,170          14,737       2,069,213              --        2,083,950
Net loss from inception to December 31, 1997                 --              --              --      (2,366,162)      (2,366,162)
                                                   ------------    ------------    ------------    ------------     ------------
Balance at December 31, 1997                         14,737,170          14,737       2,069,213      (2,366,162)        (282,212)
Stock issued for cash                                30,000,000          30,000              --              --           30,000
Net (loss) for the year ended December 31, 1998              --              --              --          (3,801)          (3,801)
                                                   ------------    ------------    ------------    ------------     ------------
Balance at December 31, 1998                         44,737,170          44,737       2,069,213      (2,369,963)        (256,013)
Stock issued for cash                                 1,876,116           1,876         700,293              --          702,169
Stock issued for services                             2,495,000           2,495          97,305              --           99,800
Stock issued for acquisition                          2,900,000           2,900         113,100              --          116,000
Net (loss) for the year ended December 31, 1999              --              --              --      (1,294,122)      (1,294,122)
                                                   ------------    ------------    ------------    ------------     ------------
BALANCE AT DECEMBER 31, 1999                         52,008,286          52,008       2,979,911      (3,664,085)        (632,166)
SHARES ISSUED FOR CASH                                4,184,206           4,184       1,645,816              --        1,650,000
SHARES ISSUED IN CONNECTION WITH INVESTMENT             400,000             400         399,600              --          400,000
IMPUTED INTEREST                                             --              --          10,580              --           10,580
COMPENSATORY SHARES                                   9,278,900           9,279       5,128,351              --        5,137,630
NET LOSS FOR THE YEAR ENDED DECEMBER 31, 2000                --              --              --      (9,314,385)      (9,314,385)
                                                   ------------    ------------    ------------    ------------     ------------
BALANCE AT DECEMBER 31, 2000                         65,871,392    $     65,871    $ 10,164,258    $(12,978,470)    $ (2,748,341)
                                                   ============    ============    ============    ============     ============

                             See accompanying notes.

                           SATX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                    CUMULATIVE
                                                                                                                     DURING THE
                                                                               FOR THE YEAR ENDED DECEMBER 31,   DEVELOPMENT STAGE
                                                                              ---------------------------------  (JUNE 28, 1972 TO
                                                                                     2000           1999         DECEMBER 31, 2000)
                                                                              ---------------  ----------------  ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                     $(9,314,385)    $(1,294,122)    $(12,978,470)
    Adjustments  to  reconcile  net loss to net  cash  flows  from  operating activities:
       Depreciation and amortization                                                  28,007           2,763          155,974
       Compensatory shares                                                         5,137,630          99,800        5,237,430
       Imputed interest                                                               10,580              --           10,580
       Write-down of investments                                                   1,292,398              --        1,292,398
       Write-down of inventory                                                       342,420              --          342,420
       Accounts and notes receivable written off                                     275,911              --          275,911
       Stock issued for acquisition                                                       --         116,000          116,000
    Changes in assets and liabilities:
       Accounts receivable                                                                --         (19,420)         (19,420)
       Inventories                                                                    23,658        (446,693)        (423,035)
       Prepaid expenses                                                               44,261          (3,961)          40,300
       Bank overdraft                                                                 49,133              --           49,133
       Account payable and accrued expenses                                          373,920         537,289          966,214
                                                                                 -----------     -----------     ------------
CASH FLOWS USED BY OPERATING ACTIVITIES                                           (1,736,467)     (1,008,344)      (4,934,565)
                                                                                 -----------     -----------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                              (2,525)        (47,734)        (173,547)
    Note receivable                                                                  (40,000)       (256,491)        (296,491)
    Deposits                                                                        (100,000)             --         (100,000)
    Investments in common stock                                                     (771,186)       (165,000)        (936,186)
                                                                                 -----------     -----------     ------------
CASH FLOWS USED BY INVESTING ACTIVITIES                                             (913,711)       (469,225)      (1,506,224)
                                                                                 -----------     -----------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock and warrant exercise                        1,650,000         702,069        4,466,119
    Loans from shareholders/officers                                                 901,352         873,318        1,974,670
                                                                                 -----------     -----------     ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                        2,551,352       1,575,387        6,440,789
                                                                                 -----------     -----------     ------------
NET (DECREASE) INCREASE IN CASH                                                      (98,826)         97,818               --
CASH, BEGINNING                                                                       98,826           1,008               --
                                                                                 -----------     -----------     ------------
CASH, ENDING                                                                     $        --     $    98,826     $         --
                                                                                 ===========     ===========     ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
    Interest paid                                                                $        --     $        --     $         --
    Taxes paid                                                                   $        --     $        --     $         --


                             See accompanying notes.

                           SATX, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE   1   -     DESCRIPTION OF COMPANY:

                 SATX, Inc., (the Company) was originally incorporated in June, 1972 as Growth, Inc., a Utah corporation engaged in the business of corporate development. The Company later changed its name to Westland Resources, Inc. and began functioning as a shell corporation looking for acquisitions. Westland subsequently reincorporated in Nevada, in September, 1995, as PageStar, Inc. via a reverse merger. In September, 1996, PageStar acquired Satellite Control Technologies, Inc., a privately held Delaware corporation, and its wholly owned subsidiary, J.F.A. Tech, Inc., (JFA), a California corporation. As a part of this acquisition transaction, JFA assigned to PageStar all of its proprietary technology rights and patents (including, at the time, a pending patent, now issued). As a result of these acquisitions, the Company presently owns two patents related to switching electrical devices remotely via pager signals, and communicating the result back to the source of the original action/signal. These patented devices underlie the Company's AlphaTrak System, a GPS (Global Positioning Satellite) tracking, locating and control device that can be used to track and control automobiles, railcars and other transportation vehicles and that can ultimately be used for fleet management. In April, 1997, PageStar changed its name to Satellite Control Technologies, Inc.

                 The Company was engaged in the research and development of its tracking systems until May, 1998, at which time it ceased operations due to lack of funds. At such time, the Company's only assets consisted of the two patents relating to its tracking systems. The Company was re-activated in May, 1999 with the acquisition of DebitFone International, Inc., (see
                 Note 4) a Florida corporation engaged in the prepaid cellular phone industry. From its incorporation in October, 1996 until May, 1999, DebitFone was a privately held research and development company with no revenues. As a result of the acquisition, DebitFone is now a wholly owned subsidiary of the Company.

                 In May, 1999, the Company changed its name to SATX, Inc. In addition to the continuation of DebitFone's pre-paid cellular operations, new management made the decision to re-pursue products and markets related to the Company's patents. Since May 1999 the Company has concentrated its efforts on the continued development of the GPS-based tracking, locating and control systems and the DebitFone prepaid software management system. The Company recently developed a prototype of an updated tracking system, has other pager-based solutions under development, and in December, 1999, initiated the sale of DebitFone products.

                 The Company has been in the development stage in accordance with Statement of Financial Accounting Standards No. 7 from the time of its inception, since, even though the Company has attempted to commence operations, no significant revenues have been generated to date.

NOTE   2   -     GOING CONCERN UNCERTAINTY:

                 The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained a substantial operating loss during the year ended December 31, 2000 of $9,314,385, and, as of that date, had a working capital deficiency of $2,909,702 and a net worth deficiency of $2,748,341. The Company is also in default on certain notes payable to shareholders These conditions raise substantial doubt about the Company's ability to continue as a going concern.

                           SATX, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE   2   -     GOING CONCERN UNCERTAINTY (CONTINUED):

                 In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

                 In January 2001, the Company entered into an agreement with an investment banking and consulting firm to provide the Company with financial, management and marketing assistance and guidance. This firm has agreed to, among other undertakings, act as a private investment banker and help raise the necessary capital to make the Company and its subsidiaries a success. Through April 6, 2001, this firm's efforts have resulted in the sale of the Company's securities for net proceeds of $760,000. As payment for these services, the Company will issue an aggregate of 16,000,000 of its common shares as well as options to acquire an additional 5,000,000 shares at an exercise price of $1.00 per share. Management also agreed to pay this firm its standard fee for any acquisition that is merged into the Company or its subsidiaries as well as a commission of 10% on the sale of the Company's equity securities.

                 Management believes that this firm will be able to accomplish additional equity funding which will provide for the continued development of the AlphaTrak product line as well as the continued development of certain prepaid cellular products. The Company will also investigate other merger and acquisition opportunities in order to provide revenues and operating cash flows during the ongoing development of its products. The Company believes that these actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE   3   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                 The Company's accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies which are considered particularly significant.

        (a)      PRINCIPLES OF CONSOLIDATION:

                 The consolidated financial statements include the accounts of SATX, Inc., and its wholly owned subsidiaries DebitFone International, Inc and J.F.A. Tech Inc. an entity that is currently inactive. All significant intercompany balances and transactions have been eliminated in consolidation.

                           SATX, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE   3   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (b)      USE OF ESTIMATES:

                 In preparing financial statements in accordance with accounting principles generally accepted in the United States of America
                 (GAAP), management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. While actual results could differ from those estimates, management does not expect such variances, if any, to have a material effect on the financial statements.

        (c)      STATEMENTS OF CASH FLOWS:

                 For purposes of the statements of cash flows, the Company considers all highly liquid investments purchased with a remaining maturity of three months or less to be cash equivalents.

        (d)      FAIR VALUE:

                 The carrying amounts of receivables, accounts payable and debt obligations approximate fair value, as of December 31, 2000 and 1999.

        (e)      INVENTORY:

                 Inventory, which consists of phones and vending machines, is valued at the lower of cost (FIFO) or market. At December 31, 2000, the Company determined that the market value of its inventory was substantially lower than the original cost and, accordingly, recorded a write-down of $342,420 to reflect this situation.

        (f)      FIXED ASSETS:

                 Fixed assets are recorded at cost. Depreciation and amortization are provided on a straight-line basis as follows:

                          Computer software and equipment             3 years
                          Furniture and fixtures                      5 years

                 Maintenance and repairs are expensed as incurred; renewals and betterments are capitalized.

        (g)      LONG-LIVED ASSETS:

                 Long-lived assets are periodically reviewed to assess recoverability from future operations using undiscounted cash flows in accordance with SFAS No. 121 "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF". To the extent carrying values exceed fair values, an impairment loss is recognized in operating results.

                           SATX, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE   3   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (h)      ADVERTISING AND PROMOTION COSTS:

                 Advertising and promotion costs are expensed as incurred in accordance with SOP No. 93-7 "REPORTING ON ADVERTISING COSTS". For the years ended December 31, 2000 and 1999, such costs aggregated $86,996 and $64,676, respectively.

        (i)      INCOME TAXES:

                 The asset and liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for operating loss and tax credit carry forwards and for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not, that such assets will be realized.

        (j)      EARNINGS (LOSS) PER SHARE:

                 Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the standards of SFAS No. 128 "EARNINGS PER SHARE". Diluted earnings (loss) per share have not been presented as the effect of any common stock purchase warrants/options outstanding, on such calculation, would have been antidilutive. Such securities could potentially dilute basic earnings per share in the future.

        (k)      COMPREHENSIVE INCOME:

                 SFAS 130 "REPORTING COMPREHENSIVE INCOME" was effective for years beginning after December 15, 1997. This statement prescribes standards for reporting other comprehensive income and its components. Since the Company currently does not have any items of other comprehensive income, a statement of comprehensive income is not required.

        (l)      RECLASSIFICATIONS:

                 Certain items in the prior periods financial statements have been reclassified to conform to the presentation utilized in the current year.

                           SATX, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE   3   -     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

        (m)      NEW ACCOUNTING PRONOUNCEMENTS:

                 In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "REVENUE RECOGNITION IN FINANCIAL STATEMENTS." (SAB No. 101). SAB No. 101 expresses the views of the SEC staff in applying generally accepted accounting principles to certain revenue recognition issues. Subsequently, SAB Nos. 101A and 101B were issued delaying the implementation of SAB No. 101 to the fourth quarter of 2001. The SAB requires companies to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation in accordance with Accounting Principles Board ("APB") Opinion 20, "ACCOUNTING CHANGES". The Company does not believe that the adoption of SAB No. 101 will have a material impact on the Company's financial position or results of operations.

                 In March 2000, the Financial Accounting Standards Board (FASB) issued Interpretation No. 44 (FIN 44), "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION, AN INTERPRETATION OF APB OPINION NO. 25." FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a material impact on the Company's financial position or results of operations.

                 The Company does not believe that any other new accounting pronouncements are applicable at this time


NOTE   4   -     ACQUISITIONS:

                 In May 1999, the Company completed the acquisition of all of the outstanding common stock of DebitFone International, Inc. (DebitFone) in exchange for 2,900,000 shares of Company common stock with a fair market value of $.04 per share. The Company recorded this acquisition using the purchase method of accounting as follows:

                       Assets acquired                          $    116,000
                       Liabilities assumed                                --
                                                                ------------
                       Acquisition price of assets              $    116,000
                                                                ============

                 The assets acquired included $92,353 of software development costs, which were subsequently expensed during 1999.

                           SATX, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE   4   -     ACQUISITIONS (CONTINUED):

                 In October, 1999, the Company entered into a stock purchase agreement with Paradigm Manufacturing, Inc., pursuant to which the Company would acquire all the shares of Paradigm. Although this agreement was signed by both parties, there were still conditions to be met before becoming final. Subsequently, in 2000, the parties mutually agreed to rescind the stock purchase agreement and consider it null and void. The agreement also outlined the parties' concurrence whereby Paradigm would complete the development and tooling of a prepaid phone for the Company. In addition, as part of the original agreement the Company loaned Paradigm $338,491. The supplemental agreement included a promissory note, personally guaranteed by the principals of Paradigm, requiring periodic payments of this loan, beginning April 1, 2000, with the final payment by November 1, 2000 with interest payable at 10% per annum. The gross principal amount of this note was reduced by $82,000, which represented the value of remaining work to be performed by Paradigm for the Company, thereby reducing the outstanding principal balance to $256,491. To date, Paradigm has not made any of the above payments. The Company has determined that this note, plus additional monies advanced to Paradigm in the amount of $27,490, is uncollectible and has recorded a write-off in the amount of $283,981. However, management is still actively pursuing the collection of this amount.

                 In October, 1999, the Company entered into a Memorandum of Understanding with Stoveact, Inc., (Stoveact) whereby the Company would acquire all of the outstanding shares of Stoveact. This Memorandum was terminated in January, 2000, prior to consummation.

                 On May 23, 2000, the Company completed an acquisition of 3,982,600 shares (the "ORA Shares") or approximately fifty-six percent (56%) of the common stock of ORA Electronics, Inc., a Delaware corporation ("ORA"), from Ruth Cooper as an individual and trustee of the Cooper Living Trust (the "Trust"). ORA is an electronics company engaged in the business of developing and marketing a wide range of cellular accessories and related communication products. Prior to this acquisition, the Trust was the holder of 4,982,600 shares of common stock of ORA.

                 As consideration for the purchase of the 3,982,600 ORA Shares, the Company paid $150,000 in cash and issued (i) 400,000 shares of Company common stock and (ii) a promissory note in the amount of $23,186. As additional consideration, the Company assumed and paid (i) approximately $300,000, to ORA, pursuant to a promissory note dated March 31, 1996, as amended, restated and extended to March 31, 2000; and (ii) also assumed, when due, all liabilities and obligations arising out of or under a continuing guaranty dated February 1, 1989, given by Ruth Cooper and Gershon Cooper to a third party to guaranty the repayment of a secured loan to ORA.

                 The Company subsequently acquired the remaining 1,000,000 shares held by the Trust for cash payments of $400,000.

                 In March 2001, subsequent to the balance sheet date, the Company sold 3,982,600 shares for cash proceeds of $35,000. Accordingly, as of December 31, 2000, the Company has reflected a write down of the value of the total shares (4,982,600) to $43,788, based on the fair value at the subsequent date of sale. In addition, the Company and the purchaser of these shares have agreed to call/put rights for the remaining 1,000,000 shares of ORA common stock at a price of $3.00 per share. The purchaser's call right can be exercised at any time and the Company's put right commences in March 2002.

                           SATX, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE   4   -     ACQUISITIONS (CONTINUED):

                 This acquisition was originally recorded utilizing the purchase method of accounting and the operations of ORA were consolidated with those of the Company. As a result of the above sale, this investment was given retroactive treatment and at December 31, 2000, is reflected utilizing the equity method of accounting.

                 In November, 2000, the Company entered into an agreement with Shared Technologies Cellular, Inc., wherein both the Company and Shared Technologies would merge into a single entity with the Company contributing 4 shares of its stock for each share of Shared Technologies Cellular, Inc. stock. The completion of the transaction required raising $30,000,000 in funding for the ongoing operations and approval of both boards of directors. This agreement was terminated in February, 2001, subsequent to the balance sheet date.

NOTE   5   -     INVESTMENTS:

                 Investments consisted of the following at December 31, 2000 and 1999:

                                                                                           2000        1999
                                                                                         --------    --------
                 Investment in Digital Telecommunications, Inc. - an Oklahoma
                    corporation doing business in Madagascar.  Investment written-off
                    in 2000                                                              $     --    $165,000
                 Investment in ORA Electronics Inc. at fair value - see Note 4             43,788          --
                                                                                         --------    --------
                                                                                         $ 43,788    $165,000
                                                                                         ========    ========


NOTE   6   -     DEPOSITS:

                 During 2000, the Company made a deposit of $100,000 with an unrelated entity, in order that DebitFone could commence operations. This deposit was made to secure telephone lines so that phones sold from DebitFone's vending machines would be equipped for use. The Company also advanced funds to this entity in the amount of $150,000 of which $110,000 was repaid. The remaining balance of $40,000 is reflected as note receivable in the accompanying balance sheet.

                           SATX, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE   7   -     NOTES PAYABLE:

        (a)      NOTES PAYABLE - SHAREHOLDERS:

                 As of December 31, 2000 and 1999, the Company was indebted to certain of its shareholders as follows:

                                                                                    2000        1999
                                                                                 ----------    --------
                 Unsecured notes payable, annual interest between 8% and 10%     $1,061,000    $860,000
                 Unsecured notes payable, annual interest between 8% and 12%,
                    convertible at the option of the holder                         600,000          --
                                                                                 ----------    --------
                                                                                 $1,661,000    $860,000
                                                                                 ==========    ========

                 Interest accrued at December 31, 2000 and 1999, aggregated $172,787 and $81,242, respectively. The Company has not paid any interest on these notes and is currently in default with regard to its repayment obligations.

        (b)      LOANS PAYABLE - OFFICERS:

                 As of December 31, 2000 and 1999, the Company was indebted to its officers in the amount of $63,670 and $213,318, respectively. These loans are payable on demand and are non-interest bearing. However, interest is being imputed at an annual rate of 8% and is being recorded as additional paid-in capital.

        (c)      CONVERTIBLE DEBENTURE:

                 In August, 2000, the Company issued an 8% convertible debenture in the amount of $250,000. This 1-year debenture is convertible at a 30% discount at the option of the holder, with a maximum conversion price of $1.00. The holder also has the right to purchase up to 100,000 shares of common stock for each $250,000 invested for the next 5 years.

                 Interest accrued at December 31, 2000, aggregated $5,863. To date, the Company has not paid any interest on this note.

NOTE   8   -     SHAREHOLDERS' EQUITY:

                 The Company's authorized capital consists of (i) 100,000,000 shares of common stock, par value $.001 per share and (ii) 20,000,000 shares of preferred stock, par value $.001. Presently, there are no issued and outstanding shares of preferred stock. In April 2001, subsequent to the balance sheet date, a majority of the Company's shareholders approved an amendment to the Company's articles of incorporation, increasing its authorized capital to 250,000,000 shares of common stock and 100,000,000 shares of preferred stock. There was no change in the par values.

                           SATX, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999



NOTE   8   -     SHAREHOLDERS' EQUITY (CONTINUED):

                 In June 1999, the Company issued 2,495,000 shares of common stock to various individuals in lieu of payment for consulting services in the amount of $99,800. During 1999, the Company also sold 1,876,116 shares of its common stock and realized net proceeds of $702,169. In addition, 2,900,000 shares were issued pursuant to the acquisition of DebitFone (see Note 4).

                 During 2000, the Company issued 9,278,900 shares of common stock to various individuals, including employees, in lieu of payment for services in the amount of $5,137,630. The shares were recorded based on the trading prices at the date of issuances.

                 During 2000, the Company also sold 4,184,206 shares of its common stock, realizing net proceeds of $1,650,000, and issued 400,000 shares in exchange for the ORA shares (see Note 4) acquired.

                 The Company plans to adopt a stock option plan in the near future. During 2000, the Company granted 85,000 options to an employee without a formal plan in place. The Company deemed the value of these options to be immaterial.

NOTE   9   -     INCOME TAXES:

                 No provision for Federal and state income taxes has been recorded since the Company has incurred losses for 2000 and during the development stage period. Deferred tax assets at December 31, 2000 and 1999 consist primarily of the tax effect of the net operating losses which expire in years beginning in 2018 and which amounts to approximately $13,000,000. The Company has provided a 100% valuation allowance on the deferred tax assets at December 31, 2000 and 1999 to reduce such asset to zero, since there is no assurance that the Company will generate future taxable income to utilize such asset. Management will review this valuation allowance requirement periodically and make adjustments as warranted.

NOTE  10   -     COMMITMENTS AND CONTINGENCIES:

        (a)      LEASES:

                 Effective June 2000, the Company entered into a lease for office space under a non-cancelable lease expiring on June 30, 2003. The base rent of $44,100 per annum was subject to annual escalations. In February, 2001, the Company terminated this lease at no cost and the landlord is expected to return the unused portion of the security deposit. The Company is presently utilizing space provided by a shareholder at no cost.

        (b)      EMPLOYMENT AGREEMENTS:

                 During 1999, the Company entered into employment agreements with six key employees. As of the date of this report, these employees have either resigned or been terminated. As of December 31, 2000, the Company has accrued $35,000 in estimated severance pay as well as a note payable in the amount of $15,000 as reimbursement for expenses. This note is payable in monthly installments of $5,000 through July 2001.

                           SATX, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           DECEMBER 31, 2000 AND 1999


NOTE  10   -     COMMITMENTS AND CONTINGENCIES(CONTINUED):

                 In 2001, the Company signed an employment agreement with its new President and CEO. The three year agreement provides for a base salary of $175,000 per annum and annual increases of $25,000. In addition, this executive is entitled to board approved discretionary bonuses, other fringe benefits and was also issued 500,000 shares of Company common stock and granted 2,000,000 stock options.

      (c)        LEGAL PROCEEDINGS:

                 The Company is a defendant in a lawsuit styled NIGRO V. SATELLITE CONTROL TECHNOLOGIES, INC.,ET AL., which is now pending in the Los Angeles County Superior Court. This is a class action lawsuit filed by Nigro on behalf of himself and others who owned SATX stock between September 26, 1996 and October 7, 1997. Plaintiffs seek to recover damages for depreciation of their stock due to alleged intentional and negligent misrepresentation of certain former officers and directors of the Company. The alleged misrepresentations are that (i) the Company had substantial purchase orders for its AlphaTrak product line and (ii) the AlphaTrak product line was viable and would be available on the market in the first or second quarter of 1997. Based on the documentary evidence currently in the possession of the Company and interviews with former officers, directors, employees, and outside engineers, it appears that the allegations are incorrect. Based on the facts presently available to counsel, substantial recovery by plaintiffs appears unlikely.

                 The Company is also involved in the following litigious matters:

                         HILL & KNOWLTON V. DEBITFONE INTERNATIONAL, INC. This case involves a collection claim against DebitFone for monies allegedly owed for media relations and investor relation services allegedly performed by the Plaintiffs. This case in currently being settled for $20,000

                         SUTER V. SATELLITE CONTROL TECHNOLOGY, INC.. This lawsuit was filed by Carl Suter alleging that the Company failed to repay monies due on three separate promissory notes. A default judgment was obtained in the state of California, by the Plaintiff, in the amount of $173,630, which amount includes interest calculated through August 12, 1999. Thereafter, daily interest charges of $48 are assessed until the judgment is satisfied.

                         SATX, INC. V. CASTERLINE & AGAJANIAN ET AL. On February 23, 2001, the Company entered into a settlement agreement regarding a lawsuit commenced by the Company whereby the defendants filed a counterclaim. Pursuant to the settlement, the Company agreed to pay the defendant $6,000 and was required to issue 100,000 shares of common stock to the principal of the defendant.


                 The Company believes that it is adequately reserved for the above matters.