Form 10QSB
period 2001-03-31
SATX INC
filed 2001-05-15
CIK 1108107

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                  FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2001


[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                  to
                                        -----------------   -----------------

Commission File Number:             000-29755


                                   SATX, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)


           NEVADA                                               87-0293479
(State or Other Jurisdiction of                                (IRS Employer
 Incorporation or Organization)                             Identification No.)


                            8351 ROSWELL ROAD, # 374
                             ATLANTA, GEORGIA 30350
                    (Address of Principal Executive Offices)


                                 (813) 290-0911
                (Issuer's Telephone Number, Including Area Code)


         Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

Yes   [X]         No   [ ]


         Approximately 84,395,392 shares of the issuer's Common Stock, $.001 par value, were outstanding as of May 10, 2001.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No [X]

                    A NOTE ABOUT FORWARD-LOOKING STATEMENTS

         This report (including the section in Part I below entitled "Item 2. Management's Discussion and Analysis or Plan of Operation") contains forward-looking statements that involve risks and uncertainties. You should exercise extreme caution with respect to all forward looking statements contained in this report. Specifically, the following statements are "forward-looking":

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

         We believe that it is important to communicate our future expectations to our shareholders. Forward-looking statements reflect the current view of management with respect to future events and are subject to numerous risks, uncertainties and assumptions, including without limitation, the factors listed in Exhibit 99.1 - "Risks Associated with Our Business." Although we believe that the expectations reflected in such forward-looking statements are reasonable, we can give no assurance that such expectations will prove to be correct. Should any underlying assumptions prove incorrect, actual results are likely to vary materially from those described in this report. There can be no assurance that the projected results will occur, that these judgments or assumptions will prove correct, or that unforeseen developments will not occur.

                          SATX, INC. AND SUBSIDIARIES
                        (A DEVELOPMENTAL STAGE COMPANY)

                              INDEX TO FORM 10-QSB


                                                                                                        PAGE
PART I.       FINANCIAL INFORMATION

Item 1.       Financial Statements.

              Consolidated Condensed Balance Sheets
                    At March 31, 2001 (unaudited) and December 31, 2000  ............................     3

              Consolidated Condensed Statements of Operations For the three months ended March 31, 2001 and 2000, and Cumulative during the developmental stage period from
                    June 28, 1972 to March 31, 2001 (unaudited)  ....................................     4

              Condensed Statements of Cash Flows
                    For the three months ended March 31, 2001 and 2000, and
                    Cumulative during the developmental stage period from
                    June 28, 1972 to March 31, 2001 (unaudited)  ....................................     5

              Notes to Interim Consolidated Condensed Financial Statements  .........................     6

Item 2.       Management's Discussion and Analysis or Plan of Operations  ...........................    11

PART II.      OTHER INFORMATION

Item 1.       Legal Proceedings  ....................................................................    14

Item 2.       Changes in Securities  ................................................................    14

Item 3.       Defaults Upon Senior Securities  ......................................................    15

Item 4.       Submission of Matters to a Vote of Security Holders  ..................................    15

Item 5.       Other Information  ....................................................................    15

Item 6.       Exhibits and Reports on Form 8-K  .....................................................    15

Signatures          .................................................................................    18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SATX, INC. AND SUBSIDIARIES
                         (A DEVELOPMENT STAGE COMPANY)
                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                   MARCH 31,           December 31,
                                                                                                      2001                2000
                                                                                                  ------------         ------------
                                                                                                   (UNAUDITED)
                                                             - ASSETS -

CURRENT ASSETS:
     Cash                                                                                         $    522,419         $         --
     Notes receivable                                                                                   40,000               40,000
     Inventory                                                                                          22,815               40,315
                                                                                                  ------------         ------------
TOTAL CURRENT ASSETS                                                                                   585,234               80,315
                                                                                                  ------------         ------------

FIXED ASSETS:
     Furniture and fixtures                                                                             14,448               14,448
     Computer equipment                                                                                 14,794               14,794
                                                                                                  ------------         ------------
                                                                                                        29,242               29,242
     Less:  accumulated depreciation and amortization                                                   13,624               11,669
                                                                                                  ------------         ------------
                                                                                                        15,618               17,573
                                                                                                  ------------         ------------

OTHER ASSETS:
     Investments                                                                                         8,788               43,788
     Deposits                                                                                          123,600              100,000
                                                                                                  ------------         ------------
                                                                                                       132,388              143,788
                                                                                                  ------------         ------------

                                                                                                  $    733,240         $    241,676
                                                                                                  ============         ============

                                              - LIABILITIES AND SHAREHOLDERS' DEFICIT -
CURRENT LIABILITIES:
     Bank overdraft                                                                               $         --         $     49,133
     Accounts payable                                                                                  541,007              516,180
     Accrued expenses                                                                                  267,800              450,034
     Notes payable (Note 4a)                                                                           301,000            1,661,000
     Loan payable  - officer (Note 4b)                                                                  77,754               63,670
     Convertible debenture (Note 4c)                                                                   250,000              250,000
                                                                                                  ------------         ------------
TOTAL CURRENT LIABILITIES                                                                            1,437,561            2,990,017
                                                                                                  ------------         ------------

LONG-TERM LIABILITIES (NOTE 4a)                                                                      1,060,998                   --
                                                                                                  ------------         ------------

COMMITMENTS AND CONTINGENCIES (NOTE 6)

SHAREHOLDERS' DEFICIT (NOTE 5):
     Preferred stock, $.001 par value, 20,000,000 shares authorized, none issued                            --                   --
     Common stock, $.001 par value, 100,000,000 shares authorized 93,026,708 and
       65,871,392 issued and outstanding in 2001 and 2000, respectively                                 93,027               65,871
     Additional paid-in capital                                                                     13,235,614           10,164,258
     Deficit accumulated during the development stage                                              (15,093,960)         (12,978,470)
                                                                                                  ------------         ------------
                                                                                                    (1,765,319)          (2,748,341)
                                                                                                  ------------         ------------

                                                                                                  $    733,240         $    241,676
                                                                                                  ============         ============

                             See accompanying notes.

                           SATX, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                          For The Three Months Ended             Cumulative During the
                                                                   March 31,                       Development Stage
                                                    -------------------------------------          (June 28, 1972 to
                                                        2001                     2000                March 31, 2001)
                                                    ------------             ------------             ------------
REVENUES                                            $     33,076             $         --             $     90,037
                                                    ------------             ------------             ------------

COSTS AND EXPENSES:
     Costs of sales                                       26,143                       --                  191,916
     Selling, general and administrative               2,071,560                  616,579               13,180,247
     Interest expense                                     50,863                   20,575                  177,016
     Inventory write-down                                     --                       --                  342,420
     Write-down of investment                                 --                       --                1,292,398
                                                    ------------             ------------             ------------
                                                       2,148,566                  637,154               15,183,997
                                                    ------------             ------------             ------------

NET LOSS                                            $ (2,115,490)            $   (637,154)            $(15,093,960)
                                                    ============             ============             ============



BASIC/DILUTED LOSS PER
     COMMON SHARE                                   $       (.03)            $       (.01)            $       (.27)
                                                    ============             ============             ============


WEIGHTED AVERAGE COMMON
     SHARES OUTSTANDING                               71,667,225               52,758,428               56,273,400
                                                    ============             ============             ============

                             See accompanying notes.

                           SATX, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                               For The Three Months Ended     Cumulative During the
                                                                                        March 31,               Development Stage
                                                                             -------------------------------      (June 28, 1972
                                                                                2001                2000        to March 31, 2001)
                                                                             ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                 $ (2,115,490)      $   (637,154)      $(15,093,960)
    Adjustments to reconcile net loss to net cash flows from operating activities:
       Depreciation and amortization                                                1,955              1,884            157,929
       Compensatory shares                                                      1,856,412                 --          7,093,842
       Imputed interest                                                             1,560                 --             12,140
       Write-down of investments                                                       --                 --          1,292,398
       Write-down of inventory                                                         --                 --            342,420
       Accounts and notes receivable written off                                       --                 --            275,911
       Stock issued for acquisition                                                    --                 --            116,000
    Changes in assets and liabilities:
       Accounts and notes receivable                                                   --           (225,990)           (19,420)
       Inventories                                                                 17,500            (22,660)          (405,535)
       Prepaid expenses                                                                --                 90             40,300
       Bank overdraft                                                             (49,133)                --                 --
       Account payable and accrued expenses                                        24,591           (173,898)           990,805
                                                                             ------------       ------------       ------------
CASH FLOWS USED BY OPERATING ACTIVITIES                                          (262,605)        (1,057,728)        (5,197,170)
                                                                             ------------       ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                                               --             (6,223)          (173,547)
    Note receivable                                                                    --                 --           (296,491)
    Deposits                                                                      (23,600)                --           (123,600)
    Proceeds from sale of investment                                               35,000                 --             35,000
    Investments in common stock                                                        --                 --           (936,186)
                                                                             ------------       ------------       ------------
CASH FLOWS PROVIDED (USED) BY INVESTING
  ACTIVITIES                                                                       11,400             (6,223)        (1,494,824)
                                                                             ------------       ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of common stock and warrant exercise                       740,540            958,906          5,206,659
    Loans from shareholders/officers                                               33,084             46,874          2,007,754
                                                                             ------------       ------------       ------------
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                                       773,624          1,005,780          7,214,413
                                                                             ------------       ------------       ------------

NET INCREASE (DECREASE) IN CASH                                                   522,419            (58,171)           522,419

CASH, BEGINNING                                                                        --             98,826                 --
                                                                             ------------       ------------       ------------

CASH, ENDING                                                                 $    522,419       $     40,655       $    522,419
                                                                             ============       ============       ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

    Interest paid                                                            $         --       $         --       $         --
    Taxes paid                                                               $         --       $         --       $         --

                             See accompanying notes.

                           SATX, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)



NOTE   1   -     DESCRIPTION OF COMPANY:

                 SATX, Inc., (the Company) was originally incorporated in June 1972 as Growth, Inc., a Utah corporation engaged in the business of corporate development. The Company later changed its name to Westland Resources, Inc. and began functioning as a shell corporation looking for acquisitions. Westland subsequently reincorporated in Nevada, in September 1995, as PageStar, Inc. via a reverse merger. In September 1996, PageStar acquired Satellite Control Technologies, Inc., a privately held Delaware corporation, and its wholly owned subsidiary, J.F.A. Tech, Inc., (JFA), a California corporation. As a part of this acquisition transaction, JFA assigned to PageStar all of its proprietary technology rights and patents (including, at the time, a pending patent, now issued). As a result of these acquisitions, the Company presently owns two patents related to switching electrical devices remotely via pager signals, and communicating the result back to the source of the original action/signal. These patented devices underlie the Company's AlphaTrak System, a GPS (Global Positioning Satellite) tracking, locating and control device that can be used to track and control automobiles, railcars and other transportation vehicles and that can ultimately be used for fleet management. In April 1997, PageStar changed its name to Satellite Control Technologies, Inc.

                 The Company was engaged in the research and development of its tracking systems until May, 1998, at which time it ceased operations due to lack of funds. At such time, the Company's only assets consisted of the two patents relating to its tracking systems. The Company was re-activated in May 1999 with the acquisition of DebitFone International, Inc., a Florida corporation engaged in the prepaid cellular phone industry. From its incorporation in October 1996 until May 1999, DebitFone was a privately held research and development company with no revenues. As a result of the acquisition, DebitFone is now a wholly owned subsidiary of the Company.

                 In May 1999, the Company changed its name to SATX, Inc. In addition to the continuation of DebitFone's pre-paid cellular operations, new management made the decision to re-pursue products and markets related to the Company's patents. Since May 1999 the Company has concentrated its efforts on the continued development of the GPS-based tracking, locating and control systems and the DebitFone prepaid software management system. The Company recently developed a prototype of an updated tracking system, has other pager-based solutions under development, and in December, 1999, initiated the sale of DebitFone products.

                 The Company has been in the development stage in accordance with Statement of Financial Accounting Standards No. 7 from the time of its inception, since, even though the Company has attempted to commence operations, no significant revenues have been generated to date.

                 The accounting policies followed by the Company are set forth in Note 3 to the Company's annual report filed on Form 10-KSB for the year ended December 31, 2000. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and 10-QSB and therefore do not include all information and footnotes required by accounting principles generally accepted in the United States of America.

                           SATX, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)



NOTE   1   -     DESCRIPTION OF COMPANY (CONTINUED):

                 In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of SATX, Inc., contain all adjustments necessary to present fairly the Company's financial position as of March 31, 2001 and the results of its operations and cash flows for the three-month periods ended March 31, 2001 and 2000.

                 The results of operations for the three-month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.


NOTE   2   -     GOING CONCERN UNCERTAINTY:

                 The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of the Company as a going concern. However, the Company has sustained a substantial operating loss during the three-month period ended March 31, 2001 of $2,115,490 and as of that date had a working capital deficit of $852,327. For the year ended December 31, 2000, the net loss was $9,314,385, and the working capital deficiency was $2,909,702 as of December 31, 2000. As of March 31, 2000, the Company is reflecting a net worth deficiency of $1,765,319. The Company is also in default on certain notes payable to shareholders.

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

                 In January 2001, the Company entered into an agreement with an investment banking and consulting firm to provide the Company with financial, management and marketing assistance and guidance. This firm agreed to, among other undertakings, act as a private investment banker and help raise the necessary capital to make the Company and its subsidiaries a success. Through April 6, 2001, this firm's efforts have resulted in the sale of the Company's securities for net proceeds of approximately $741,000. As payment for these services, the Company has issued an aggregate of 15,000,000 of its common shares as well as options to acquire an additional 5,000,000 shares at an exercise price of $1.00 per share to this firm. Management also agreed to pay this firm its standard fee for any acquisition that is merged into the Company or its subsidiaries as well as a commission of 10% on the sale of the Company's equity securities.

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

                           SATX, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)



NOTE   3   -     EARNINGS (LOSS) PER SHARE:

                 Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding during each period presented according to the standards of SFAS No. 128 "Earnings Per Share". Diluted earnings (loss) per share have not been presented, as the effect of any common stock purchase warrants/options outstanding, on such calculation, would have been antidilutive. Such securities could potentially dilute basic earnings per share in the future.


NOTE   4   -     NOTES PAYABLE:

        (a)      NOTES PAYABLE - SHAREHOLDERS:

                 As of March 31, 2001 and December 31, 2000, the Company was indebted to certain of its shareholders as follows:

                                                                                                2001             2000
                                                                                          -------------     -------------
                                                                                            (UNAUDITED)
                 Unsecured notes payable, annual interest between 8% and 10%              $     201,000     $   1,061,000
                 Unsecured notes payable, annual interest between 8% and 12%,
                    convertible at the option of the holders (see Note 5)                       100,000           600,000
                 Unsecured notes payable; annual interest at 10%; due on March 31, 2003       1,060,998            -
                                                                                          -------------     -------------
                                                                                          $   1,361,998     $   1,661,000
                                                                                          =============     =============

                 Effective April 1, 2001, certain note-holders extended the due dates of their notes (including interest accrued as of that date of $181,998) to March 31, 2003. Interest accrued at March 31, 2001 and December 31, 2000, aggregated $53,928 and $172,787, respectively. The Company has not paid any interest on these notes and is currently in default with regard to its repayment obligations.

        (b)      LOANS PAYABLE - OFFICERS:

                 As of March 31, 2001 and December 31, 2000, the Company was indebted to an officer in the amount of $77,754 and $63,670, respectively. These loans are payable on demand and are non-interest bearing. However, interest is being imputed at an annual rate of 8% and is being recorded as additional paid-in capital.

                           SATX, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)



NOTE   4   -     NOTES PAYABLE (CONTINUED):

        (c)      CONVERTIBLE DEBENTURE:

                 In August 2000, the Company issued an 8% convertible debenture in the amount of $250,000. This 1-year debenture is convertible at a 30% discount at the option of the holder, with a maximum conversion price of $1.00. The holder also has the right to purchase up to 100,000 shares of common stock for each $250,000 invested for the next 5 years.

                 Interest accrued at March 31, 2001, aggregated $10,863. To date, the Company has not paid any interest on this note.


NOTE   5   -     SHAREHOLDERS' EQUITY:

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

                 During the quarter ended March 31, 2001, the Company issued 16,952,000 shares of common stock to various individuals/entities in lieu of payment for consulting services in the amount of $1,856,412. During this period, the Company also sold 8,603,316 shares of its common stock and realized net proceeds of $740,540. In addition, 400,000 shares of common stock were returned to the Company for no consideration and certain note-holders, pursuant to their loan agreements, exercised their option to convert $500,000 of loans into 2,000,000 shares of common stock.

                 The Company plans to adopt a stock option plan in the near future. Through March 31, 2001, the Company has granted options to acquire an aggregate of 15,885,000 shares without a formal plan in place. The Company deemed the value of these options to be immaterial.


NOTE  6   -      COMMITMENTS AND CONTINGENCIES:

        (a)      EMPLOYMENT AGREEMENTS:

                 In 2001, the Company signed an employment agreement with its new President and CEO. The three-year agreement provides for a base salary of $175,000 per annum and annual increases of $25,000. In addition, this executive is entitled to board approved discretionary bonuses, other fringe benefits and was also granted 500,000 shares of Company common stock and 2,000,000 stock options, none of which have been issued to date.

                           SATX, INC. AND SUBSIDIARIES
                          (A DEVELOPMENT STAGE COMPANY)
          NOTES TO INTERIM CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                   (UNAUDITED)



NOTE  6   -      COMMITMENTS AND CONTINGENCIES (CONTINUED):

        (b)      LEGAL PROCEEDINGS:

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

In April 2001, a final judgment after default was entered into against the Company, whereby the plaintiff, VOSR Industries, Inc., was awarded a total of $111,330 plus interest, at an annual rate of 10%, as well as additional pre-judgment interest of approximately $9,000.

Also in April 2001, the Company entered into a settlement and general release agreement with Intercontinental Capital Corp., ("ICC"), whereby the Company would pay to ICC $5,363 in cash and issue 72,000 shares of Company common stock.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

         The following discussion should be read in conjunction with the financial statements and related notes contained in this report on Form 10-QSB.

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

         The AlphaTrak tracking, locating and control business unit has extended its product development cycle at the expense of short-term sales, but to benefit medium and long-term effectiveness and competitiveness in the target markets. Cost-effective and functionally complete solutions for GPS-based tracking, locating and control products have been virtually non-existent in the past. Market research demonstrates a tremendous international market, presently in its infancy, but the Company realizes it is imperative to enter each of the various niche markets with the proper product and system-management tools. Additional time is being taken at the front end of the process to test and evaluate alternative solutions and also to finish development of a new-generation state of the art GPS-based tracking, locating and control product line. These new products should be ready for deployment in the USA markets and possibly in Europe before year-end 2001. The Company's patents covering paging signals sent to remotely engage switches and communicate responses clearly involve applications well beyond vehicle disabling and tracking. Other broader market applications such as rail car, truck and cargo container tracking and fleet management are being reviewed for future applications of the AlphaTrak product line.

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

LIQUIDITY AND GOING CONCERN

         Operations have been financed primarily through private sales of our Common Stock and loans, resulting in net proceeds of approximately $740,000, $2,551,000, and $1,575,000 for the quarter ended March 31, 2001, the fiscal year ended December 31, 2000, and the fiscal year ended December 31, 1999, respectively. In addition, during these periods, a substantial portion of our expenses were paid by the issuance of stock.

         We sustained a substantial operating loss for the quarterly period ended March 31, 2001 in the amount of $1,814,360, and as of that date we had a working capital deficit of $1,352,327 and a net worth deficiency of $2,265,319. Similarly, we sustained substantial net operating losses of $9,314,385 during the year ended December 31, 2000, and as of that date, we had a working capital deficiency of $2,909,702 and a net worth deficiency of $2,748,341. Additionally, we are in default on certain notes payable to shareholders. These conditions raise significant doubt as to our ability to continue as a going concern. Future operating results will depend primarily on our ability to raise additional working capital, as we do not anticipate significant revenues for the foreseeable future.

         In January, 2001, we entered into an agreement with a private investment banker, Lilly Beter Capital Group, Ltd. ("LBCG") to, among other things, assist us in raising capital, and to seek out mergers and acquisitions for the Company. LBCG has identified several potential merger and acquisition candidates that may bring revenues and cash flow to SATX.

         In March, 2001, we divested our holdings in ORA Electronics, Inc. which had over $9,000,000 in debt and approximately $100,000 per month in cash flow requirements. In April, 2001, we restructured our balance sheet by converting over $250,000 in various delinquent debts to equity, and by converting delinquent short-term loans to long-term notes in the aggregate amount of just over $1,000,000.

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


                          PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS.

         The information called for by this Item 1 of Part II is disclosed in "Note 6 of the Notes to Interim Consolidated Condensed Financial Statements" in
Part I of this report on Form 10-QSB, and is incorporated by reference hereto.

ITEM 2.  CHANGES IN SECURITIES.

         (a) The information called for by this Item 2 of Part II is incorporated by reference hereto from Item 4 of this Part II "Submission of Matters to a Vote of Security Holders."

         (b)      Not applicable.

         (c) During the three months ended March 31, 2001, the Company sold unregistered securities as follows:

                  (i) On January 16, 2000, the Company entered into an agreement with Lilly Beter Capital Group, Ltd. ("LBCG"). We authorized the issuance of 15,000,000 shares of SATX Common Stock to LBCG as compensation for their services to the Company. In addition, we granted LBCG an option to purchase 5,000,000 shares of our Common Stock at $1.00 per share;

                  (ii) We sold an aggregate of 8,306,316 shares of Common Stock to fifty-seven (57) persons and realized net proceeds of approximately $740,000;

                  (iii) We issued 150,000 shares of Common Stock valued at $15,000 for services rendered to the Company by third parties;

                  (iv) We issued a total of 900,000 shares of Common Stock valued at $90,000 for services rendered to the Company by affiliates in the first quarter of 2001;

                  (v) We granted options for the purchase of a total of 5,000,000 shares at $1.00 per share in connection with services from affiliates in the first quarter of 2001;

                  (vi) We issued a total of 1,052,000 shares of Common Stock valued at $265,780, as repayment of debt owed by us to third parties;

                  (vii) We issued a total of 1,000,000 shares of Common Stock valued at $250,000, as repayment of debt owed by us to an affiliate;

                  (viii) We granted options for the purchase of a total of 5,800,000 shares at $.05 per share, in connection with a debt owed by us to affiliates; and

                  (ix) We issued a total of 475,000 shares of Common Stock valued at $180,350, in connection with the settlement of pending or threatened litigation.

         All transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act") (i) in reliance on Section 4(2) of the Act as transactions by an issuer not involving any public offering, or (ii) pursuant to the exemption provided by Rule 504 of Regulation D promulgated under the Act. All of the securities issued in reliance on Section 4(2) contained a restrictive legend to the effect that they could not be sold or transferred without registration or an applicable exemption.

         (d)      Not applicable.

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

ITEM 5.  OTHER INFORMATION.

                  None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS:


EXHIBIT NO.       DESCRIPTION OF EXHIBIT
-----------       ----------------------
   3.1            Articles of Incorporation, as amended *
   3.2            By-laws *
   4.1            See Exhibits 3.1 and 3.2 for provisions of the Articles of Incorporation and Bylaws of the Company defining right of holders of the Company's Common Stock
   4.2            Specimen of Stock Certificate*
   4.3            8% Convertible Debenture due September 14, 2001****
   4.4            Form of Common Stock Purchase Warrant ****
   10.1           Securities Purchase Agreement dated September 14, 2000, by and between SATX,
                  Inc. and NASIMIA, Ltd. ****
   10.2           Registration Rights Agreement dated September 14, 2000, by and between SATX,
                  Inc. and NASIMIA, Ltd. ****
   10.3           Employment Agreement dated February 27, 2001, by and between SATX, Inc. and
                  Terry L. Colbert ****
   10.4           Private Label Reseller Agreement dated April 17, 2000, by and between SATX, Inc.
                  and Shared Technologies Cellular, Inc. ****
   10.5           Agreement January 16, 2001, by and between Lilly Beter Capital Group, Ltd. and
                  SATX, Inc. **
   10.6           Termination Agreement and Release  dated February 2, 2001, by and between SATX,
                  Inc. and Shared Technologies Cellular, Inc. **
   10.7           Agreement of Purchase and Sale of Securities dated March 12, 2001, by and among
                  SATX, Inc., Iqbal Ashraf, and ORA Electronics, Inc. **
   10.8           Loan Extension Agreement dated April 1, 2001, by and between John Hartunian and
                  SATX, Inc. ****
   10.9           Promissory Note dated April 1, 2001 by and between John Hartunian and SATX, Inc.
   10.10          Loan Extension Agreement dated April 1, 2001, by and between Kosti Shirvanian,
                  Komar Investments, LLC and SATX, Inc. ****
   10.11          Promissory Note dated April 1, 2001 in the amount of $484,000, by and between
                  Kosti Shirvanian, Komar Investments, LLC and SATX, Inc. ****
   10.12          Promissory Note dated April 1, 2001 in the amount of $434,499, by and between
                  Kosti Shirvanian, Komar Investments, LLC and SATX, Inc. ****
   10.13          Supplemental Agreement by and between SATX, Inc. and Paradigm Manufacturing, Inc., dated March 3, 2000 ***
   16.1           Letter of Robert L. White Associates on change in auditors**
   99.1           Risks Factors

---------
   * Incorporated by reference to the Company's Registration Statement on Form 10-SB, File No. 000- 29755, as filed with the Securities and Exchange Commission on March 1, 2000.

   ** Incorporated by reference to the Company's Current Report on Form 8-K/A, as filed with the Securities and Exchange Commission on April 25, 2001.
   *** Incorporated by reference to the Company's Quarterly Report on Form 10-QSB for the period ended March 31, 2000, as filed with the Securities and Exchange Commission on May 15, 2000.
   **** Incorporated by reference to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 26, 2001.

(B)      REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed in the quarter ended March 31, 2001. On April 18, 2001 the registrant filed a report on Form 8-K, as amended on April 25, 2001, with respect to the following matters: "Item 1 - Changes in Control of Registrant," "Item 4 - Changes in Registrant's Certifying Accountants," and "Item 5 - Other Information" including the sale of ORA Electronics, Inc. and the termination of merger with Shared Technologies Cellular, Inc.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of May, 2001.


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