Form 10QSB
period 2001-06-30
SATX INC
filed 2001-08-16
CIK 1108107

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                          COMMISSION FILE NUMBER
     -----------------                                     -----------------
     JUNE 30, 2001                                            000-29755


                                   SATX, INC.
                          ----------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


           NEVADA                                       87-0293479
           ------                                       ----------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


                         8302 DUNWOODY PLACE, SUITE 270
                             ATLANTA, GEORGIA 30350
            ---------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

         ISSUER'S TELEPHONE NUMBER, INCLUDING AREA CODE: (678) 585-7755
                                 --------------

              8351 ROSWELL ROAD, SUITE 374, ATLANTA, GEORGIA 30350
            ---------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                     REPORT)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 100,203,641 as of August 7, 2001.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.


                           SATX, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                           CONSOLIDATED BALANCE SHEETS

                                        ASSETS
                                        ------

                                                        At December 31,  At June 30,
                                                            2000             2001
                                                        -------------   -------------
                                                                         (Unaudited)
CURRENT ASSETS:
  Cash                                                  $          -    $    454,816
  Notes receivable                                            40,000          40,000
  Inventory                                                   40,315          22,815
                                                        -------------   -------------
     TOTAL CURRENT ASSETS                                     80,315         517,631

FIXED ASSETS:
  Furniture and fixtures                                      14,448          14,448
  Computer equipment                                          14,794          14,794
                                                        -------------   -------------
                                                              29,242          29,242
  Less: Accumulated depreciation and amortization             11,669          15,579
                                                        -------------   -------------
                                                              17,573          13,663
                                                        -------------   -------------
OTHER ASSETS:
  Investments                                                 43,788           8,788
  Deposits                                                   100,000         102,485
                                                        -------------   -------------
     TOTAL ASSETS                                       $    241,676    $    642,567
                                                        =============   =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

CURRENT LIABILITIES:
  Bank overdraft                                        $     49,133    $          -
  Accounts payable                                           516,180         470,037
  Accrued expenses                                           450,034         317,567
  Notes payable - shareholders (Note 4)                    1,661,000         301,000
  Loan payable - officer (Note 4)                             63,670          67,754
  Convertible debenture (Note 4)                             250,000         250,000
                                                        -------------   -------------
     TOTAL CURRENT LIABILITIES                             2,990,017       1,406,358
                                                        -------------   -------------
NOTES PAYABLE - SHAREHOLDERS (Note 4)                              -       1,060,998
                                                        -------------   -------------
COMMITMENTS AND CONTINGENCIES (Note 6)

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - $0.001 par value; 20,000,000
    and 100,000,000 shares authorized at December
    31, 2000 and June 30, 2001, respectively; -0-
    shares issued                                                  -               -
  Common stock - $0.001 par value; 100,000,000 and
    250,000,000 shares authorized at December 31,
    2000 and June 30, 2001, respectively; 65,871,392
    and 100,948,708 shares issued and outstanding at
    December 31, 2000 and June 30, 2001, respectively         65,871         100,948
  Additional paid-in capital                              10,164,258      13,684,749
  Deficit accumulated during the development stage       (12,978,470)    (15,610,486)
                                                        -------------   -------------
     TOTAL STOCKHOLDERS' DEFICIENCY                       (2,748,341)     (1,824,789)
                                                        -------------   -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY     $    241,676    $    642,567
                                                        =============   =============

See notes to consolidated financial statements


                           SATX, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                           For the Period
                                              For the Six Months Ended     from Inception
                                                      June 30,             (June 28,1972)
                                           -----------------------------    to June 30,
                                               2000             2001           2001
                                           -------------   -------------   -------------
REVENUES                                   $     40,365    $     33,076    $     90,037

COST OF GOODS SOLD                               20,850          26,143         191,916
                                           -------------   -------------   -------------
    GROSS PROFIT (LOSS)                          19,515           6,933        (101,879)

OPERATING EXPENSES:
  Selling, general and administrative         1,669,284       2,553,707      13,662,394
  Inventory write-down                                -               -         342,420
  Write-down of investment                            -               -       1,292,398
                                           -------------   -------------   -------------
    OPERATING LOSS                           (1,649,769)     (2,546,774)    (15,399,091)

OTHER INCOME (EXPENSES):
  Other income                                   16,777               -               -
  Interest expense                              (67,227)        (85,243)       (211,396)
                                           -------------   -------------   -------------
                                             (1,700,219)     (2,632,017)    (15,610,487)

MINORITY INTEREST IN SUBSIDIARY                 177,654               -               -
                                           -------------   -------------   -------------
LOSS BEFORE INCOME TAXES                     (1,522,565)     (2,632,017)    (15,610,487)
                                           -------------   -------------   -------------
    NET LOSS                               $ (1,522,565)   $ (2,632,017)   $(15,610,487)
                                           =============   =============   =============

BASIC AND DILUTED LOSS PER COMMON SHARE    $       (.02)   $       (.03)
                                           =============   =============
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING                                57,709,395      89,060,936
                                           =============   =============





See notes to consolidated financial statements.


                           SATX, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                         For the Three Months Ended
                                                                  June 30,
                                                       -----------------------------
                                                           2000             2001
                                                       -------------   -------------
REVENUES                                               $     40,365             $ -

COST OF GOODS SOLD                                           20,850               -
                                                       -------------   -------------
    GROSS PROFIT                                             19,515               -

OPERATING EXPENSES:
  Selling, general and administrative                     1,052,705         482,147
                                                       -------------   -------------
    OPERATING LOSS                                       (1,033,190)       (482,147)
                                                       -------------   -------------
OTHER INCOME (EXPENSES):
  Other income                                               16,777               -
  Interest expense                                          (46,652)        (34,380)
                                                       -------------   -------------
    OTHER EXPENSE                                           (29,875)        (34,380)
                                                       -------------   -------------

MINORITY INTEREST IN SUBSIDIARY                             177,654               -
                                                       -------------   -------------
LOSS BEFORE INCOME TAXES                                   (885,411)       (516,527)
                                                       -------------   -------------
    NET LOSS                                           $   (885,411)   $   (516,527)
                                                       =============   =============


BASIC AND DILUTED LOSS PER COMMON SHARE                $       (.01)   $      (.005)
                                                       =============   =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     61,936,823      98,248,708
                                                       =============   =============



See notes to consolidated financial statements.


                           SATX, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                    For the Period
                                                                       For the Six Months Ended     from Inception
                                                                                June 30,            (June 28,1972)
                                                                     -----------------------------    to June 30,
                                                                         2000            2001             2001
                                                                     -------------   -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                           $ (1,522,565)   $ (2,632,017)   $(15,610,487)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                                        22,820           3,910         159,884
      Stock-based compensation                                          1,536,000       1,901,112       7,138,542
      Imputed interest                                                          -           2,915          13,495
      Write-down of investments                                                 -               -       1,292,398
      Write-down of inventory                                                   -               -         342,420
      Accounts and notes receivable written-off                                 -               -         275,911
      Stock issued for acquisition                                              -               -         116,000
  Cash provided by (used in) the change in assets and liabilities:
      Increase in receivables                                             (38,810)              -         (19,420)
      Increase in inventories                                            (215,860)         17,500        (405,535)
      Increase in prepaid expenses                                     (1,550,155)              -          40,300
      Increase in accounts payable and accrued expenses                 5,334,309           3,390         969,604
                                                                     -------------   -------------   -------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               3,565,739        (703,190)     (5,686,888)
                                                                     -------------   -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Deposits                                                                      -          (2,485)       (102,485)
  Increase in notes receivable                                           (226,000)              -        (296,491)
  Proceeds from sale of investments                                             -          35,000          35,000
  Capital expenditures                                                 (5,791,027)              -        (173,547)
  Cost in excess of assets acquired                                    (3,068,207)              -               -
  Minority interest in subsidiary                                      (1,988,947)              -               -
  Investment in common stock                                                    -               -        (936,186)
                                                                     -------------   -------------   -------------
      NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES             (11,074,181)         32,515      (1,473,709)
                                                                     -------------   -------------   -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of loan payable - officers                                          -         (10,000)        (10,000)
  Repayment of bank overdraft                                                   -         (49,133)              -
  Loans from shareholders/officers                                              -          33,084       2,007,754
  Increase in notes payable                                             5,876,904               -               -
  Proceeds from sale of common stock, including option
    and warrants exercised                                              1,744,809       1,151,540       5,617,659
                                                                     -------------   -------------   -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                          7,621,713       1,125,491       7,615,413
                                                                     -------------   -------------   -------------
INCREASE IN CASH                                                          113,271         454,816         454,816

CASH - BEGINNING                                                           98,826               -               -
                                                                     -------------   -------------   -------------
CASH - ENDING                                                        $    212,097    $    454,816    $    454,816
                                                                     =============   =============   =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest                                                           $          -    $          -    $          -
                                                                     =============   =============   =============
  Income taxes                                                       $          -    $          -    $          -
                                                                     =============   =============   =============



See notes to consolidated financial statements.

                           SATX, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  1 - DESCRIPTION OF COMPANY

SATX, Inc., (the "Company") was originally incorporated in June 1972 as Growth, Inc., a Utah corporation, engaged in the business of corporate development. The Company later changed its name to Westland Resources, Inc. ("Westland") and began functioning as a shell corporation looking for acquisitions. Westland subsequently reincorporated in Nevada, in September 1995, as PageStar, Inc. ("PageStar") via a reverse merger. In September 1996, PageStar acquired Satellite Control Technologies, Inc., a privately held Delaware corporation, and its wholly owned subsidiary, J.F.A. Tech, Inc., (JFA), a California corporation. As a part of this acquisition transaction, JFA assigned to PageStar all of its proprietary technology rights and patents (including, at the time, a pending patent, now issued). As a result of these acquisitions, the Company presently owns two patents related to switching electrical devices remotely via pager signals, and communicating the result back to the source of the original action/signal. These patented devices underlie the Company's AlphaTrak System, a GPS (Global Positioning Satellite) tracking, locating and control device that can be used to track and control automobiles, railcars and other transportation vehicles and that can ultimately be used for fleet management. In April 1997, PageStar changed its name to Satellite Control Technologies, Inc.

The Company was engaged in the research and development of its tracking systems until May 1998, at which time it ceased operations due to lack of funds. At such time, the Company's only assets consisted of the two patents relating to its tracking systems. The Company was re-activated in May 1999 with the acquisition of DebitFone International, Inc., a Florida corporation, engaged in the prepaid cellular phone industry. From its incorporation in October 1996 until May 1999, DebitFone was a privately held research and development company with no revenues. As a result of the acquisition, DebitFone is now a wholly owned subsidiary of the Company.

In May 1999, the Company changed its name to SATX, Inc. In addition to the continuation of DebitFone's prepaid cellular operations, new management made the decision to re-pursue products and markets related to the Company's patents. Since May 1999 the Company has concentrated its efforts on the continued development of the GPS-based tracking, locating and control systems and the DebitFone prepaid software management system. The Company recently developed a prototype of an updated tracking system, has other pager-based solutions under development, and in December 1999, initiated the sale of DebitFone products.

The Company has been in the development stage in accordance with Statement of Financial Accounting Standards No. 7 from the time of its inception. Even though the Company has attempted to commence operations, no significant revenues have been generated to date.

                           SATX, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  1 - DESCRIPTION OF COMPANY (Continued)

The accounting policies followed by the Company are set forth in Note 3 to the Company's annual report filed on Form 10-KSB for the year ended December 31, 2000. Specific reference is made to this report for a description of the Company's securities and the notes to the financial statements included therein. The accompanying unaudited interim financial statements have been prepared in accordance with instructions to Form 10-Q and 10-QSB and, therefore, do not include all information and footnotes required by accounting principles generally accepted in the United States of America.

In the opinion of management, the accompanying unaudited interim consolidated condensed financial statements of SATX, Inc., contain all adjustments necessary to present fairly the Company's financial position as of June 30, 2001 and the results of its operations and cash flows for the six-month periods ended June 30, 2001 and 2000.

The results of operations for the six-month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE  2 - GOING CONCERN UNCERTAINTY

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial net losses during the six-month period ended June 30, 2001 of $2,632,017 and, as of that date, had a working capital deficit of $888,727. For the year ended December 31, 2000, the net loss was $9,314,385, and the working capital deficiency was $2,909,702 as of December 31, 2000. As of June 30, 2001, the Company is reflecting a net worth deficiency of $1,824,789. The Company is also in default on its notes payable to shareholders (Note 4).

These conditions raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

In January 2001, the Company entered into an agreement with an investment banking and consulting firm to provide the Company with financial, management and marketing assistance and guidance. This firm agreed, among other undertakings, to act as a private investment banker and help raise the necessary capital to make the Company and its subsidiaries a success. Through June 30, 2001, this firm's efforts have resulted in the sale of the Company's securities for net proceeds of approximately $1,152,000. As payment for these services, the Company has issued an aggregate of 15,000,000 of its common shares as well as options to acquire an additional 5,000,000 shares at an exercise price of $1.00 per share to this firm. Management also agreed to pay this firm its standard fee for any acquisition by the Company or its subsidiaries as well as a commission of 10% on the sale of the Company's equity securities.

                           SATX, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE  2 - GOING CONCERN UNCERTAINTY (Continued)

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

NOTE  3 - EARNINGS (LOSS) PER SHARE

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

NOTE  4 - NOTES PAYABLE

Notes Payable - Shareholders
----------------------------

As of December 31, 2000 and June 30, 2001, the Company was indebted to certain of its shareholders as follows:


                                                      2000            2001
                                                  ------------    ------------

        Unsecured notes payable, annual
          interest between 8% and 10%              $1,061,000        $201,000
        Unsecured notes payable, annual
          interest between 8% and 12%,
          convertible at the option of the
          holders                                     600,000         100,000
        Unsecured notes payable, annual
          interest at 10%, due on March
          31, 2001                                          -       1,060,998
                                                  ------------    ------------
        Less:  Current notes payable                1,661,000       1,361,998

        Long-term Notes Payable                    (1,661,000)       (301,000)
                                                  ------------    ------------
                                                  $         -     $ 1,060,998
                                                  ============    ============

Effective April 1, 2001, certain note-holders extended the due dates of their notes (including interest accrued as of that date of $181,998) to March 31, 2003. Interest accrued at December 31, 2000 and June 30, 2001, aggregated $172,787 and $91,473, respectively. The Company has not paid any interest on these notes and is currently in default with regard to its repayment obligations.

                           SATX, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 4 - NOTES PAYABLE (Continued)

Loans Payable - Officers
------------------------

As of December 31, 2000 and June 30, 2001, the Company was indebted to a former officer in the amount of $63,670 and $67,954, respectively. These loans are payable on demand and are non-interest bearing. However, interest is being imputed at an annual rate of 8% and is being recorded as additional paid-in capital.

Convertible Debenture
---------------------

In August 2000, the Company issued an 8% convertible debenture in the amount of $250,000. This 1-year debenture is convertible at a 30% discount at the option of the holder, with a maximum conversion price of $1.00. The holder also has the right to purchase up to 100,000 shares of common stock for each $250,000 invested for the next 5 years.

Interest accrued at June 30, 2001 aggregated $15,863. To date, the Company has not paid any interest on this note.

NOTE 5 - STOCKHOLDERS' DEFICIENCY

In April 2001, a majority of the Company's shareholders approved an amendment to the Company's articles of incorporation, increasing its authorized capital to 250,000,000 shares of common stock and 100,000,000 shares of preferred stock. There was no change in the par values. Presently, there are no issued and outstanding shares of preferred stock.

During the six months ended June 30, 2001, the Company issued 17,774,000 shares of common stock to various individuals/entities in lieu of payment for consulting services in the amount of $1,901,112. During this period, the Company also sold 10,003,316 shares of its common stock and realized net proceeds of $1,151,540. In addition, 400,000 shares of common stock were returned to the Company for no consideration and certain note-holders, pursuant to their loan agreements, exercised their option to convert $500,000 of loans into 2,000,000 shares of common stock.

During May 2001, the Company adopted a stock-option plan to promote the interest of the Company to eligible persons as an incentive for them to remain on with the Company or provide consultant services to the Company. Under the plan, the Company may grant options for up to 10,000,000 shares of common stock. The exercise price of each option is equal to a price not less than 50% of the market price of the Company's stock on the date of grant. The maximum term of the options is six years. The options vest as determined by the plan administrator and set forth in the option agreement.

                           SATX, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 5 - SHAREHOLDERS' DEFICIENCY (Continued)

As of June 30, 2001, the Company had 10,085,000 stock options outstanding not included in the stock option plan. In May 2001, 5,800,000 options were exercised by two individuals to purchase an aggregate of 5,800,000 shares of the Company's stock at $.05 per share. The Company deemed the value of these options to be immaterial.

Following is a summary of the status of the stock options in connection with the stock option plan during 2001:


                                                                        Weighted
                                                     Number of           Average
                                                        Shares    Exercise Price
                                                     ---------    --------------

     Outstanding at January 1, 2001                          -          $    -

     Granted                                         4,950,000             .20
     Exercised                                               -               -
     Forfeited                                               -               -
                                                     ---------          ------
     Outstanding at June 30, 2001                    4,950,000          $  .20
                                                     =========          ======
     Options exercisable at June 30, 2001                    -               -
                                                     =========          ======
     Weighted average fair value of options
       granted during the six months ended June
       30, 2001                                          $.20
                                                     ========

NOTE 6 - COMMITMENTS AND CONTINGENCIES

Lease
-----

Effective June 2001, the Company entered into a one year lease for office space under a non-cancellable lease at approximately $27,000 per annum.

Employment Agreements
---------------------

In 2001, the Company signed an employment agreement with its new President and CEO. The three-year agreement provides for a base salary of $175,000 per annum and annual increases of $25,000. In addition, this executive is entitled to board approved discretionary bonuses, other fringe benefits and was also issued 500,000 shares of the Company's restricted common stock and qualified stock options under the Company's incentive stock option plan to purchase up to 2,000,000 shares at $.20 per share. The options must be exercised within five years.

                           SATX, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

Employment Agreements (Continued)
---------------------

During May 2001, the Company entered into a three-year employment agreement with its new CFO, which provides for a base salary of $135,000 per annum and 250,000 shares of restricted common stock immediately upon hiring. In addition, the Company agreed to issue 1,200,000 options to purchase common stock at $.20 per share. The options must be exercised within five years.

Legal Proceedings
-----------------

-  Nigro et.al. v. Satellite Control Technologies, Inc.

In June 2001, the Company entered into a Memorandum of Understanding regarding the settlement of Nigro, et. al. v. Satellite Control Technologies, Inc., et. al., a class action lawsuit against the Company pending in Los Angeles Superior Court (Case No. BC190882), which was previously reported by the Company in its Form 10-KSB for the year ended December 31, 2000 and its Form 10QSB for the quarter ended March 31, 2001. Pursuant to the terms of this settlement agreement, the Company will issue 4,000,000 warrants to the members of the class, which will be exercisable over a four-year period at an exercise price of $1.00 per share. In addition, the Company has agreed to place $100,000 in an escrow account to cover the expenses associated with notifying the members of the class action of the terms of the settlement. One plaintiff, Steven Lipman, will not be a party to the settlement and all of Mr. Lipman's claims are still pending. The settlement has not been approved by the Los Angeles Superior Court.

-  Hill & Knowlton v. DebitFone International, Inc.

This case involved a collection claim against DebitFone for monies allegedly owed for media relations and investor relation services allegedly performed by the Plaintiffs. In May 2001, the Plaintiffs filed its Notice of Dismissal with Prejudice and voluntarily dismissed this lawsuit.

-  Suter v. Satellite Control Technologies, Inc.

This lawsuit was filed by Carl Suter alleging that the Company failed to repay monies due on three separate promissory notes. A default judgment was obtained in the State of California by the Plaintiff in the amount of $173,630, which amount includes interest calculated through August 12, 1999. Thereafter, daily interest charges of $48 are assessed until the judgment is satisfied.

                           SATX, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)

Legal Proceedings (Continued)
-----------------

-  Casterline & Agajanian et al. v. SATX, Inc.

On February 23, 2001, the Company entered into a settlement agreement regarding a lawsuit commenced by the Company, whereby the defendants filed a counterclaim. Pursuant to the settlement, the Company agreed to pay the defendant $6,000 and was required to issue 100,000 shares of common stock to the principal of the defendant.

-  VOSR Industries v. SATX, Inc.

In April 2001, a default judgment was entered against the Company, whereby the plaintiff, VOSR Industries, Inc., was awarded a total of $111,330, plus interest, at an annual rate of 10%, as well as additional pre-judgment interest of approximately $9,000. This judgment was set aside by the court on July 19, 2001. However, on July 26, 2001, a new lawsuit was filed by VOSR against the Company. The lawsuit alleges that the Company failed to repay a loan made to VOSR in the amount of $111,000, which was due on June 19, 2000. The Company intends to vigorously defend this lawsuit.

-  Intercontinental Capital Corp. v. SATX, Inc.

In April 2001, the Company entered into a settlement and general release agreement with Intercontinental Capital Corp., ("ICC"), whereby the Company paid to ICC $5,363 in cash and issued 72,000 shares of the Company's common stock.

NOTE 7 - SUBSEQUENT EVENTS

In July 2001, the Company signed a Letter of Intent to acquire all of the issued and outstanding stock of Total Telephone Concepts Inc., which owns and operates inmate telephone systems in seven states.



FORWARD-LOOKING STATEMENTS
--------------------------

         In addition to historical information, this report contains "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, and are thus prospective. The words "believe," "expect," "anticipate" and other similar expressions generally identify forward-looking statements. The forward-looking statements contained herein are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, competitive pressures, changing economic conditions, changes in regulations, the adequacy of our capital resources to fund future operations, anticipated development of our products, and anticipated sources of future revenue, the risks discussed herein and from time to time in the Company's other reports to the Securities and Exchange Commission ("SEC"), including the Company's Annual Report on Form 10-KSB for the year ended December 31, 2000, and other factors, some of which will be outside the control of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof. Readers should refer to and carefully review the information in future documents the Company files with SEC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The following discussion should be read in conjunction with the financial statements and related notes contained in this report on Form 10-QSB.

PLAN OF OPERATION

         Although the Company's existence dates back to 1972, the essence of our current business commenced in September 1996 with the acquisition of one-way and two-way paging patents for remote signaling. Since that time, we have been in the development stage of operation. However, until now there has been little business activity. Throughout the year 2000, the Company's primary focus was on the maturation of products, services and markets for the prepaid cellular market and GPS-based tracking, locating and control business units. Going forward, the Company intends to focus on its GPS-based tracking, locating and control product line, and on correctional facilities telecommunications management systems, telemedicine applications and IT support services.

         The Company has completed and copyrighted a digital software package for the prepaid cellular market. However, after careful investigation and analysis of the prepaid cellular market, the Company has determined that it would not be in its best interest to place prepaid cellular phones in vending machines in video rental stores, convenience stores and other retail stores or via select agent channels. The Company believes the best benefit to the Company will come from the licensing of its copyrighted software to other prepaid cellular phone providers. Over the next several months we intend to pursue this strategy.

         The AlphaTrak tracking, locating and control business unit has extended its product development cycle at the expense of short-term sales, in order to benefit medium and long-term effectiveness and competitiveness in the target markets. Cost-effective and functionally complete solutions for GPS-based tracking, locating and control products have been virtually non-existent in the past. Market research demonstrates a tremendous international market, presently in its infancy, but the Company realizes it is imperative to enter each of the various niche markets with the proper product and system-management tools. Additional time is being taken at the front end of the process to test and evaluate alternative solutions and also to finish development of a new-generation state of the art GPS-based tracking, locating and control product line. These new products should be ready for deployment in the U.S. market and possibly in Europe before year-end 2001. The Company's patents covering paging signals sent to remotely engage switches and communicate responses involve applications well beyond vehicle disabling and tracking. Other broader market applications such as rail car, truck and cargo container tracking, and county and state government fleet management continue to be reviewed for future applications of the AlphaTrak product line.

         While the AlphaTrak and DebitFone systems are currently the Company's core businesses, management is giving careful consideration to several niche areas within the telecommunications industry to compliment and expand the Company's product lines and to generate revenue and cash flow. Presently, we are evaluating the prospects of the telemedicine industry, which provides remote psychiatric and medical care via high-speed networks. Our management believes that telemedicine is rapidly becoming accepted and encouraged by federal and state governments as well as within the medical community. We are also evaluating the opportunities associated with the provision of telecommunication services to the nation's inmate population. Specifically, inmates generate a significant volume of collect telephone calls, which may be profitable and have the potential to generate cash flow for the Company. In addition, the corrections industry also uses telemedicine for its inmate population. Our management will continue to identify and evaluate opportunities that have a potential to generate cash flow for the Company.

         Technology remains the core Company focus in communications applications. Market opportunities may exist in broad arenas on an international basis. More effort has been expended in research and development activities and in systemic solutions than previously estimated, but management believes such additional efforts will have long-term benefits.

         Our plan of operation for the remainder of our 2001 fiscal year will consist of activities principally aimed at:

         o Identifying potential acquisition targets that fit our strategic plans;

         o Producing next generation field test products for demonstration and trial purposes;

         o Completing initial product designs and beginning production for sale;

         o Conducting field tests with national paging companies and forming alliances for the AlphaTrak Systems;

         o    Conducting field trials with potential customers;

         o Conducting marketing campaigns, including technical publications, branding and identity awareness, and media and public relations campaigns;

         o Expanding our technology research and development efforts to include, among other things, digital and network-based solutions for our DebitFone Systems, and next generation GPS-based tracking, location and control technology for our AlphaTrak Systems;

         o Selectively and minimally expanding our research and development team and other staff;

         o Expanding into related telecommunication markets, including telemedicine and the corrections industry, to provide cash flow; and

         o Investigating and, if appropriate, pursuing acquisitions believed by the Board of Directors to be consistent with our plan to design, develop, manufacture, license and market products based upon our AlphaTrak and DebitFone technologies.

         Over the next twelve months our research and development costs are not expected to exceed $150,000. Our research and development costs will decrease from past levels as we are now in the manufacturing and delivery phase of the AlphaTrak product line, and our prepaid cellular software is near completion.

         The Company does not expect any major sales in assets or plant and equipment over the next twelve months and we expect our employee base will expand from the current equivalent of 10 employees to an estimated total of 30 employees during the next twelve months.

         The Company's cash requirements are sufficient for the next two months. The Company intends to raise additional working capital by selling restricted stock, seeking bank loans and exploring other avenues to raise additional working capital. Although we can give no assurance that debt or equity financing will be available to us on acceptable terms, the Company does not at this time anticipate significant difficulties raising necessary working capital.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         In June 2001, the Company entered into a Memorandum of Understanding regarding the settlement of NIGRO, ET. AL. V. SATELLITE CONTROL TECHNOLOGIES, INC., ET. AL., a class action lawsuit against the Company pending in Los Angeles Superior Court (Case No. BC190882), which was previously reported by the Company in its Form 10-KSB for the year ended December 31, 2000 and in its Form 10-QSB for the quarter ended March 31, 2001. Pursuant to the terms of this settlement agreement, the Company will issue four million warrants to the members of the class, which will be exercisable over a four year period at an exercise price of $1.00 per share. In addition, the Company has agreed to place $100,000 in an escrow account to cover the expenses associated with notifying the members of the class action of the terms of the settlement. One plaintiff, Steven Lipman, will not be a party to the settlement and all of Mr. Lipman's claims are still pending. The settlement has not yet been approved by the Los Angeles Superior Court.

         In the Company's Report on Form 10-QSB for the quarter ended March 31, 2001, we reported that the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County Florida had entered a default judgment in the amount of $111,000 against the Company in favor of VOSR Industries, Inc. On July 19, 2001, this judgment was set aside by that same court. However, on July 26, 2001, a new lawsuit was filed by VOSR against the Company. The lawsuit alleges that the Company failed to repay a loan made to VOSR in the amount of $111,000, which was due on June 19, 2000. The Company intends to vigorously defend this lawsuit.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c)      RECENT SALES OF UNREGISTERED SECURITIES.

         During the three months ended June 30, 2001, the Company issued unregistered securities as follows:

         During the three months ended June 30, 2001, the Company issued a total of 1.1 million shares of common stock to six investors in a private transaction at a purchase price of $.10 per share, for total proceeds of $111,000.

         In April 2001, the Company issued a total of 300,000 shares of its common stock to an individual investor in a private transaction at a purchase price of $.07 per share, for total proceeds to the Company of $21,000.

         In May 2001, the Company issued 72,000 shares of its common stock to CJB Consulting, Inc., as part of a settlement of litigation between Intercontinental Capital Corporation and the Company.

         During the three months ended June 30, 2001, the Company issued a total of 750,000 shares of its common stock to two executive officers of the Company in connection with such officers' employment agreements.

         All transactions described above were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act") in reliance on Section 4(2) of the Act as transactions by an issuer not involving any public offering. All of the securities issued in reliance on Section 4(2) contained a restrictive legend to the effect that they could not be sold or transferred without registration or an applicable exemption.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         10.1 Employment Agreement by and between the Company and Anthony Luchtefeld, dated May 15, 2001.*

(b)      REPORTS ON FORM 8-K.

         The Company filed the following Reports on Form 8-K during the three months ended June 30, 2001:

         (i) Form 8-K dated April 18, 2001, was filed pursuant to Item 1 (Changes in Control of Registrant), Item 4 (Changes in Registrant's Certifying Accountants), Item 5 (Other Events) and Item 6 (Resignations of Registrant's Directors).

         (ii) Form 8-K/A dated April 25, 2001, amending Form 8-K dated April 18, 2001, was filed pursuant to Item 1 (Changes in Control of Registrant),
         Item 4 (Changes in Registrant's Certifying Accountants), Item 5 (Other Events), Item 6 (Resignations of Registrant's Directors) and Item 7 (Financial Statements and Exhibits).

         (iii) Form 8-K dated June 29, 2001, was filed pursuant to Item 4 (Changes in Registrant's Certifying Accountants).

         (iv) Form 8-K/A dated July 5, 2001, amending Form 8-K dated June 29, 2001, was filed pursuant to Item 4 (Changes in Registrant's Certifying Accountants).

-----------------------------

*    Filed herewith.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            SATX, INC.


August 16, 2001                             /s/ TERRY L. COLBERT
                                            Terry L. Colbert
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)


August 16, 2001                             /s/ ANTHONY W. LUCHTEFELD
                                            Anthony W. Luchtefeld
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)