Form 10QSB
period 2001-09-30
SATX INC
filed 2001-11-20
CIK 1108107

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED                           COMMISSION FILE NUMBER
    ------------------                                   -----------------------
    SEPTEMBER 30, 2001                                          000-29755


                                   SATX, INC.
                          ----------------------------
        (EXACT NAME OF SMALL BUSINESS ISSUER AS SPECIFIED IN ITS CHARTER)


           NEVADA                                        87-0293479
           ------                                        ----------
(STATE OR OTHER JURISDICTION OF             (I.R.S. EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


                         8302 DUNWOODY PLACE, SUITE 270
                             ATLANTA, GEORGIA 30350
            ---------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                    ISSUER'S TELEPHONE NUMBER: (678) 585-7755
                                 --------------

                                       N/A
            ---------------------------------------------------------
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 110,372,927 as of November 13, 2001.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                         SATX, INC. AND SUBSIDIARIES

                            INDEX TO FORM 10-QSB

                             SEPTEMBER 30, 2001




                                                                       Page Nos.
                                                                       ---------


PART I - FINANCIAL INFORMATION:

Item 1.  CONSOLIDATED BALANCE SHEETS                                      1 - 2
           At December 31, 2000 and September 30, 2001


         CONSOLIDATED STATEMENTS OF OPERATIONS                            3 - 4
           For the Nine Months Ended September 30, 2000 and 2001
           For the Three Months Ended September 30, 2000 and 2001


         CONSOLIDATED STATEMENTS OF CASH FLOWS
           For the Nine Months Ended  September 30, 2000 and 2001         5 - 6



         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       7 - 18


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS                           19 - 21


PART II - OTHER INFORMATION                                              21 - 23


Item 1.
                         SATX, INC. AND SUBSIDIARIES

                         CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                     ------
                                                      At December 31,    At September 30,
                                                           2000                2001
                                                      ---------------    ----------------
                                                                            (Unaudited)
CURRENT ASSETS:
  Cash                                                   $        -          $   20,710
  Accounts receivable, net of allowance of $135,800               -             287,264
  Notes receivable                                           40,000                   -
  Inventory                                                  40,315                   -
                                                         -----------         -----------
     TOTAL CURRENT ASSETS                                    80,315             307,974
                                                         -----------         -----------
FIXED ASSETS:
  Furniture and fixtures                                     14,448              16,875
  Computer equipment                                         14,794              38,977
  Installed telephones and related equipment                      -             136,260
                                                         -----------         -----------
                                                             29,242             192,112
  Less: Accumulated depreciation and amortization            11,669              19,534
                                                         -----------         -----------
     TOTAL FIXED ASSETS                                      17,573             172,578
                                                         -----------         -----------
OTHER ASSETS:
  Investments                                                43,788                   -
  Deposits                                                  100,000              19,773
  Goodwill                                                        -             697,340
  Covenant not-to-compete                                         -              98,300
  Location contracts                                              -             460,000
                                                         -----------         -----------
     TOTAL OTHER ASSETS                                     143,788           1,275,413
                                                         -----------         -----------
     TOTAL ASSETS                                        $  241,676          $1,755,965
                                                         ===========         ===========


See accompanying notes to unaudited consolidated financial statements.


                           SATX, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                    ----------------------------------------

                                                       At December 31,   At September 30,
                                                            2000               2001
                                                       ---------------   ----------------
                                                                            (Unaudited)
CURRENT LIABILITIES:
  Bank overdraft                                         $     49,133       $          -
  Accounts payable                                            516,180            653,422
  Accrued expenses                                            450,034            527,444
  Note payable - Lilly Beter Capital Group, Ltd.                    -            200,000
  Notes payable - stockholders                              1,661,000            251,000
  Loan payable - former officer                                63,670             67,754
  Convertible debenture                                       250,000            250,000
  Covenant payable                                                  -            100,000
                                                         -------------      -------------
     TOTAL CURRENT LIABILITIES                              2,990,017          2,049,620
                                                         -------------      -------------
LONG-TERM PORTION OF NOTES PAYABLE - STOCKHOLDERS                   -          1,060,998
                                                         -------------      -------------
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIENCY:
  Preferred stock - $0.001 par value; 20,000,000
    and 100,000,000 shares authorized at December
    31, 2000 and September 30, 2001, respectively;
    -0- shares issued                                               -                  -
  Common stock - $0.001 par value; 100,000,000 and
    250,000,000 shares authorized at December 31,
    2000 and September 30, 2001, respectively;
    65,871,392 and 109,472,928 shares issued and
    outstanding at December 31, 2000 and September
    30, 2001, respectively                                     65,871            109,473
  Additional paid-in capital                               10,164,258         15,181,231)
  Unearned consulting costs                                         -           (550,000)
  Accumulated deficit                                     (12,978,470)       (16,095,357
                                                         -------------      -------------
     TOTAL STOCKHOLDERS' DEFICIENCY                        (2,748,341)        (1,354,653
                                                         -------------      -------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY      $    241,676       $  1,755,965
                                                         =============      =============


See accompanying notes to unaudited consolidated financial statements.


                           SATX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                              For the Nine Months Ended
                                                                     September 30,
                                                           --------------------------------
                                                               2000               2001
                                                           -------------      -------------
REVENUES                                                   $    624,506       $    287,298
                                                           -------------      -------------
COSTS AND EXPENSES:
  Telecommunication costs                                       499,842            106,379
  Billing and collection                                              -             51,250
  Provision for bad debts                                             -            135,800
  Compensatory element of stock issuances pursuant to
    consulting agreements                                     3,507,106          1,814,712
  Write-off of deposits and notes receivable                          -            140,000
  Selling, general and administrative                           500,783          1,048,620
                                                           -------------      -------------
     TOTAL COSTS AND EXPENSES                                 4,507,731          3,296,761
                                                           -------------      -------------
     OPERATING LOSS                                          (3,883,225)        (3,009,463)
                                                           -------------      -------------
OTHER INCOME (EXPENSES):
  Other income                                                        -             20,868
  Interest expense                                             (332,140)          (128,292)
                                                           -------------      -------------
                                                               (332,140)          (107,424)
                                                           -------------      -------------
NET LOSS                                                   $ (4,215,365)      $ (3,116,887)
                                                           =============      =============

BASIC AND DILUTED LOSS PER COMMON SHARE                    $       (.07)      $       (.04)
                                                           =============      =============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING         59,492,342         87,062,524
                                                           =============      =============


See accompanying notes to unaudited consolidated financial statements.


                           SATX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               For the Three Months Ended
                                                                      September 30,
                                                           ----------------------------------
                                                               2000                 2001
                                                           --------------      --------------
REVENUES                                                   $     567,364       $     254,222
                                                           --------------      --------------
COSTS AND EXPENSES:
  Telecommunication costs                                        478,992              80,481
  Billing and collection                                               -              51,250
  Provision for bad debts                                              -             135,800
  Compensatory element of stock issuances pursuant to
    consulting agreements                                      1,971,106                   -
  Write-off of deposits and notes receivable                           -             140,000
  Selling, general and administrative                            367,499             309,377
                                                           --------------      --------------
     TOTAL COSTS AND EXPENSES                                  2,817,597             716,908
                                                           --------------      --------------
     OPERATING LOSS                                           (2,250,233)           (462,686)
                                                           --------------      --------------
OTHER INCOME (EXPENSES):
  Other income                                                         -              19,531
  Interest expense                                              (264,913)            (41,713)
                                                           --------------      --------------
                                                                (264,913)            (22,182)
                                                           --------------      --------------
NET LOSS                                                   $  (2,515,146)      $    (484,868)
                                                           ==============      ==============

BASIC AND DILUTED LOSS PER COMMON SHARE                    $        (.04)      $        (.01)
                                                           ==============      ==============

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING          69,178,598         100,673,795
                                                           ==============      ==============

See accompanying notes to unaudited consolidated financial statements.


                           SATX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                  For the Nine Months Ended
                                                                         September 30,
                                                               --------------------------------
                                                                   2000               2001
                                                               -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                                     $ (4,215,365)      $ (3,116,887)
  Adjustments to reconcile net loss to net cash provided
    by (used in) operating activities:
      Depreciation and amortization                                 297,579             22,565
      Imputed interest                                                    -              4,271
      Common stock for services                                   3,507,106          1,814,712
      Loan extension                                                      -                 52
      Deposits and notes receivable written-off                           -            140,000
      Write-down of investment                                            -              8,788
  Cash provided by (used in) the change in assets and
    liabilities:
      Increase in notes receivable                                 (311,477)                 -
      Increase in receivables                                       (33,717)           (87,264)
      (Increase) decrease in inventory                             (178,863)            40,315
      Increase in prepaid expenses                               (2,930,724)           (19,773)
      Increase (decrease) in accounts payable and
        accrued expenses                                          5,534,748           (122,912)
                                                               -------------      -------------
      NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES         1,669,287         (1,316,133)
                                                               -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Proceeds from sale of investments                                       -             35,000
  Capital expenditures                                           (5,715,993)           (34,370)
  Cost in excess of assets acquired                              (3,078,469)                 -
  Minority interest in subsidiary                                (1,498,855)                 -
                                                               -------------      -------------
      NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES       (10,293,317)               630
                                                               -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of bank overdraft                                             -            (20,409)
  Loans from stockholders/officers, net                                   -              4,084
  Increase in notes payable                                       6,210,057            200,998
  Proceeds from sale of common stock, including option
    and warrants exercised                                        2,394,809          1,151,540
                                                               -------------      -------------
     NET CASH PROVIDED BY FINANCING ACTIVITIES                    8,604,866          1,336,213
                                                               -------------      -------------
(DECREASE) INCREASE IN CASH                                         (19,164)            20,710

CASH - BEGINNING                                                     98,826                  -
                                                               -------------      -------------
CASH - ENDING                                                  $     79,662       $     20,710
                                                               =============      =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
-------------------------------------------------

Cash paid during the period for:

  Interest                                                     $          -       $          -
                                                               =============      =============
  Income taxes                                                 $          -       $          -
                                                               =============      =============

See accompanying notes to unaudited consolidated financial statements.


                           SATX, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
------------------------------------------------------
                                                                For the Nine Months Ended
                                                                      September 30,
                                                            -----------------------------
                                                                2000             2001
                                                            ------------     ------------
Long-term debt converted to common stock                    $    -           $   550,000
                                                            ============     ============
Acquisition of Total Telephone Concepts, Inc. ("TTC"):
  Working capital deficit                                        -           $   (55,597)
  Fixed assets                                                   -               128,500
  Intangibles                                                    -             1,270,340
  Long-term debt assumed                                         -              (300,000)
                                                            ------------     ------------
     Acquisition Cost                                       $    -           $ 1,043,243
                                                            ============     ============

  Accrued expenses                                               -           $    53,243
  Issuance of common stock                                       -               990,000
                                                            -----------      -----------
     Amount incurred to acquire TTC                         $    -           $(1,043,243)
                                                            ============     ============


See accompanying notes to unaudited consolidated financial statements.

                           SATX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - DESCRIPTION OF COMPANY

SATX, Inc., (the Company) was originally incorporated in June 1972 as Growth, Inc., a Utah corporation, engaged in the business of corporate development. The Company later changed its name to Westland Resources, Inc. (Westland) and began functioning as a shell corporation looking for acquisitions. Westland subsequently reincorporated in Nevada, in September 1995, as PageStar, Inc. ("PageStar") via a reverse merger. In September 1996, PageStar acquired Satellite Control Technologies, Inc., a privately held Delaware corporation, and its wholly owned subsidiary, J.F.A. Tech, Inc., (JFA), a California corporation. As a part of this acquisition, JFA assigned to PageStar all of its proprietary technology rights and patents (including, at the time, a pending patent, now issued). As a result of these acquisitions, the Company presently owns two patents related to switching electrical devices remotely via pager signals, and communicating the result back to the source of the original action/signal. These patented devices underlie the Company's AlphaTrak System, a GPS (Global Positioning Satellite) tracking, locating and control device that can be used to track and control automobiles, railcars and other transportation vehicles and that can ultimately be used for fleet management. In April 1997, PageStar changed its name to Satellite Control Technologies, Inc.

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

In May 1999, the Company changed its name to SATX, Inc. In addition to the continuation of DebitFone's prepaid cellular operations, new management made the decision to re-pursue products and markets related to the Company's patents. >From May 1999 until February 2001, the Company concentrated its efforts on the continued development of the GPS-based tracking, locating and control systems and the DebitFone prepaid software management system. In March 2001, the Company decided to stop the development of the DebitFone prepaid software management system due to lack of sales and the costs to continue the program.

The GPS-based tracking, locating and control prototypes and Beta units have been completed and installed for over four (4) months at the time of writing this 10-QSB. In addition to the GPS-based tracking, locating and control systems, the Company began to pursue the Inmate Telecommunications industry and subsequently in September 2001 acquired Total Telephone Concepts, Inc., a Texas corporation ("TTC").

                           SATX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - DESCRIPTION OF COMPANY (Continued)

The Company had been in the development stage in accordance with Statement of Financial Accounting Standards No. 7 from the time of its inception until August 31, 2001. In accordance with its business plan, the Company commenced operations and revenues have been generated since September 1, 2001.

The accompanying consolidated financial statements are unaudited. These statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ( the "SEC"). Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the consolidated financial statements reflect all adjustments (which include only normal recurring adjustments) necessary to state fairly the financial position and results of operations as of and for the periods indicated. These consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Form 10-KSB as filed with the Securities and Exchange Commission.

Summary of New Significant Accounting Policies
----------------------------------------------

-  Revenue Recognition

The Company derives its revenues principally from its newly acquired subsidiary, Total Telephone Concepts, Inc. ("TTC"), from its non-coin calls. These non-coin calls are handled through an "unbundled" service arrangement, whereby the Company recognizes non-coin revenue equal to the total amount charged the end user for the placement of the call. Utilizing an unbundled services arrangement, the Company performed certain functions necessary to service non-coin calls, incurring specific expenses using the long distance company's switching equipment, billing arrangements and other services on an as-needed basis to complete and bill for these calls.

-  Location Contracts

Location contracts include payments associated with obtaining written and signed location contracts. The capitalized costs of these assets are amortized on a straight-line basis over their contract terms (3 to 5 years) and are included in depreciation and amortization expense in the consolidated statements of operations. Accumulated amortization as of September 30, 2001 was $13,000.

-  Covenant Not-to-Compete

The cost of the covenant not-to-compete is amortized on a straight-line basis over its term of five years and is included in other assets on the consolidated balance sheet.

                           SATX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - DESCRIPTION OF COMPANY (Continued)

Summary of New Significant Accounting Policies (Continued)
----------------------------------------------

In the opinion of management, the accompanying unaudited interim consolidated financial statements of SATX, Inc. and subsidiaries, contain all adjustments necessary to present fairly the Company's financial position as of September 30, 2001 and the results of its operations and cash flows for the nine-month periods ended September 30, 2001 and 2000.

The results of operations for the nine-month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - GOING CONCERN UNCERTAINTY

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial net losses during the nine-month period ended September 30, 2001 of $3,116,887 and, as of that date, had a working capital deficit of $1,741,646. For the year ended December 31, 2000, the net loss was $9,314,385, and the working capital deficiency was $2,909,702 as of December 31, 2000. As of September 30, 2001, the Company is reflecting a net worth deficiency of $1,354,653. The Company is also in default on its notes payable to stockholders (Note 6).

These conditions raise substantial doubt about the Company's ability to continue as a going concern. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to meet its financing requirements, and the success of its future operations.

In January 2001, the Company entered into an agreement with an investment banking and consulting firm to provide the Company with financial, management and marketing assistance and guidance. This firm agreed to act as a private investment banker and to raise capital for the Company and its subsidiaries. Through September 30, 2001, this firm's efforts have resulted in the sale of the Company's securities for net proceeds of approximately $1,152,000. As payment for these services, the Company issued 15,000,000 of its common shares as well as options to acquire an additional 5,000,000 shares at an exercise price of $1.00 per share to this firm. Management also agreed to pay this firm its standard fee for any acquisition by the Company or its subsidiaries as well as a commission of 10% on the sale of the Company's equity securities.

                           SATX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 2 - GOING CONCERN UNCERTAINTY (Continued)

Management believes that this firm will be able to raise additional equity funding which will provide for the marketing and sale of its AlphaTrak product line. The Company will also investigate other merger and acquisition opportunities in order to provide revenues and operating cash flows during the ongoing development of its products. The Company believes that these actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

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

NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes methods of accounting for derivative financial instruments and hedging activities related to those instruments as well as other hedging activities. The adoption of SFAS 133 on January 1, 2001 did not have a material effect on the Company's financial position or results of operations.

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141 ("SFAS 141"), "Business Combinations", which supercedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations". SFAS No. 141 requires the purchase method of accounting for business combinations initiated after June 30, 2001 and eliminates the pooling-of-interests method. In addition, SFAS 141 establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written-off immediately as an extraordinary gain. The provisions of SFAS 141 have been adopted as of July 1, 2001. The adoption of SFAS 141 has not changed the method of accounting used in previous business combinations, initiated prior to July 1, 2001.

                           SATX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

In July 2001, the FASB also issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets", which is effective for fiscal years beginning after December 15, 2001. Certain provisions shall also be applied to acquisitions initiated subsequent to June 30, 2001. SFAS 142 supercedes APB Opinion No. 17, "Intangible Assets", and requires, among other things, the discontinuance of amortization related to goodwill and indefinite lived intangible assets. These assets will then be subject to an impairment test at least annually. In addition, the standard includes provisions upon adoption for the reclassification of certain existing recognized intangibles as goodwill, reassessment of the useful lives of existing recognized intangibles and reclassification of certain intangibles out of previously reported goodwill.

The Company will adopt SFAS 142 effective January 1, 2002, which will result in the Company no longer amortizing its existing goodwill. At September 30, 2001, goodwill approximated $697,000. In addition, the Company will be required to measure goodwill for impairment as part of the transition provisions. The Company is required to complete transition impairment tests no later than December 31, 2002. Any impairment resulting from these transition tests will be recorded as of January 1, 2002 and will be recognized as the cumulative effect of a change in accounting principle. The Company will not be able to determine if an impairment will be required until completion of such impairment tests.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets", which supercedes Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and certain provisions of APB Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions". SFAS 144 requires that long-lived assets to be disposed of by sale, including discontinued operations, be measured at the lower of carrying amount or fair value, less cost to sell, whether reported in continuing operations or in discontinued operations. SFAS 144 also broadens the reporting requirements of discontinued operations to include all components of an entity that have operations and cash flows that can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the entity. The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001. Management is evaluating the effect of this statement on the Company's results of operations and financial position.

                           SATX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - ACQUISITION - TOTAL TELEPHONE CONCEPTS, INC.

On September 5, 2001, the Company acquired Total Telephone Concepts, Inc. ("TTC"), a Texas corporation, pursuant to a stock purchase agreement. Under the terms of the stock purchase agreement, the Company issued 3,000,000 shares of its common stock at $.001 par value and received 7,800 shares of TTC's common stock, which comprised 100% of the issued and outstanding capital stock of TTC. In addition, the TTC shareholders received warrants to purchase a total of 4,500,000 shares of the Company's common stock. 2,000,000 of the warrants are exercisable at $0.30 per share, 1,250,000 of the warrants are exercisable at $0.50 per share, and the remaining 1,250,000 warrants are exercisable at $0.70 per share. The warrants are exercisable over five years.

The Company issued 1,000,000 contingently exercisable options in connection with the acquisition of TTC to its employees to purchase its common stock at $0.01 per share upon meeting certain sales and profit requirements, expiring in two years. As of September 30, 2001, these requirements have not been met.

TTC is a correctional facility telecommunications management business and operates inmate telephone systems in 25 correctional facilities in seven states. The assets acquired are personal property, certain contracts, customer and supplier data and other equipment used in the business of TTC. The Company will continue to make the same use of the property following the acquisition.

The acquisition was accounted for as a purchase, under which the purchase price was allocated to the acquired assets and assumed liabilities based upon fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired amounted to $697,340 and is not being amortized in accordance with SFAS 142. The accompanying consolidated financial statements include the operations of TTC from the date of acquisition, September 5, 2001.

The Company's unaudited consolidated financial statements for the nine months ended September 30, 2001 do not include the results of operations of TTC. The following summarizes the proforma results of operations for the nine months ended September 30, 2001, assuming the foregoing acquisitions had occurred on January 1, 2001:



                  Revenues                        $ 1,521,326
                                                  ============
                  Costs and expenses              $(4,582,329)
                                                  ============
                  Net Loss                        $(3,061,003)
                                                  ============

                           SATX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - NOTES PAYABLE

Note Payable - Lilly Beter Capital Group, Ltd.
----------------------------------------------

In July 2001, TTC delivered a promissory note for $200,000 to Lilly Beter Capital Group, Ltd. ("LBCG"). The note, which bears interest at 8% per annum, became due and payable upon the acquisition of TTC. The Company is currently negotiating the terms of the note and a waiver of the default with LBCG.

Notes Payable - Stockholders
----------------------------

As of December 31, 2000 and September 30, 2001, the Company was indebted to certain of its stockholders as follows:

                                                            2000         2001
                                                        -----------  -----------
            Unsecured notes payable, annual
              interest between 8% and 10%               $1,061,000   $  151,000
            Unsecured notes payable, annual
              interest between 8% and 12%,
              convertible at the option of the
              holders                                      600,000      100,000
            Unsecured notes payable, annual
              interest at 10%, due on March
              31, 2003                                       -        1,060,998
                                                        -----------  -----------
                                                         1,661,000    1,311,998
            Less:  Current notes payable                 1,661,000      251,000
                                                        -----------  -----------
            Long-term Notes Payable - Stockholders      $   -        $1,060,998
                                                        ===========  ===========

Effective April 1, 2001, certain noteholders extended the due dates of their notes (including interest accrued as of that date of $181,998) to March 31, 2003. Interest accrued at December 31, 2000 and September 30, 2001, aggregated $172,787 and $121,518, respectively. The Company has not paid any interest on these notes and is currently in default with regard to its repayment obligations.

Loan Payable - Former Officer
-----------------------------

As of December 31, 2000 and September 30, 2001, the Company was indebted to a former officer in the amount of $63,670 and $67,754, respectively. These loans are payable on demand and are non-interest bearing. However, interest is being imputed at an annual rate of 8% and is being recorded as additional paid-in capital.

                           SATX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - NOTES PAYABLE (Continued)

Convertible Debenture
---------------------

In August 2000, the Company issued an 8% convertible debenture in the amount of $250,000. This 1-year debenture is convertible at a 30% discount at the option of the holder, with a maximum conversion price of $1.00. The holder also has the right to purchase up to 100,000 shares of common stock for each $250,000 invested for the next 5 years.

Interest accrued at September 30, 2001 aggregated $20,863. To date, the Company has not paid any interest on this note. The Company is currently in default with regard to its repayment obligation.

Covenant Payable
----------------

On September 5, 2001, in accordance with the Company's stock purchase agreement, TTC entered into a covenant not-to-compete agreement with one of its former stockholders, Richard J. Bono, for consideration of $100,000, payable in twelve monthly installments of $8,333.

NOTE 7 - STOCKHOLDERS' DEFICIENCY

In April 2001, a majority of the Company's shareholders approved an amendment to the Company's articles of incorporation, increasing its authorized capital to 250,000,000 shares of common stock and 100,000,000 shares of preferred stock. There was no change in the par values. Presently, there are no issued and outstanding shares of preferred stock.

During the nine months ended September 30, 2001, the Company issued 15,403,316 shares of its common stock and realized net proceeds of $1,151,540.

During the nine months ended September 30, 2001, certain noteholders converted $550,000 of its notes into 2,714,290 shares of the Company's common stock.

In consideration of an extension of a note during the nine months ended September 30, 2001, the Company issued 51,930 shares of common stock as additional consideration for financing activities.

The Company issued 22,832,000 shares of common stock as consideration for consulting services performed by various individuals/entities. Shares issued under these arrangements were valued in the aggregate of $2,364,712.

In addition, 400,000 shares of common stock were returned to the Company without consideration.

On September 5, 2001, the Company issued 3,000,000 shares of common stock in connection with its acquisition of TTC.

                           SATX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 7 - STOCKHOLDERS' DEFICIENCY (Continued)

In September 2001, the Company adopted its 2001 Stock Incentive Plan, which authorizes the granting of stock options, restricted, unrestricted and performance stock awards, dividend equivalent rights and stock appreciation rights. The 2001 Stock Incentive Plan may be administered by the Board of Directors or a committee appointed by the Board. A total of 25,000,000 shares of common stock are reserved for issuance under the 2001 Stock Incentive Plan. Options granted under the option plan may be either (i) options intended to constitute incentive stock options under Section 422 of the Code, or (ii) non-qualified stock options.

The exercise price for each stock option is determined by the Board. Incentive stock options must have an exercise price of at least 100% (or at least 110% in the case of incentive stock options granted to certain employees owning more than 10% of the outstanding voting stock) of the fair market value of the common stock on the date the stock option is granted. No stock option may be exercised after the expiration of ten years from the date of grant (or five years in the case of incentive stock options granted to certain employees owning more than 10% of the outstanding voting stock).

Pursuant to the 2001 Stock Incentive Plan, the aggregate fair market value of the common stock for which one or more incentive stock options granted to any participant may, for the first time, become exercisable as incentive stock options under the federal tax laws during any one calendar year shall not exceed $100,000.

As of September 30, 2001, the Company had 10,085,000 stock options outstanding not included in the 2001 Stock Incentive Plan. In May 2001, 5,800,000 options were exercised by two individuals to purchase an aggregate of 5,800,000 shares of the Company's stock at $.05 per share. The Company deemed the value of these options to be immaterial.

Following is a summary of the status of the stock options in connection with the 2001 Stock Option Plan during 2001:

                                                                     Weighted
                                            Number of                Average
                                             Shares               Exercise Price
                                            ---------             --------------

        Outstanding at January 1:               -                     $ -

        Granted                             4,950,000                  .20
        Exercised                               -                       -
        Forfeited                               -                       -
                                            ---------                 ----
        Outstanding at September 30         4,950,000                 $.20
                                            =========                 ====
        Exercisable at September 30:

        2001                                  583,333                 $.20
        2002                                1,483,333                  .20
        2003                                1,483,333                  .20
        2004                                1,400,001                  .20

The exercise price for options outstanding as of September 30, 2000 is $.20.

                           SATX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - COMMITMENTS AND CONTINGENCIES

Lease
-----

Effective June 2001, the Company entered into a one year non-cancellable lease for office space at approximately $27,000 per annum.

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

Location Contracts
------------------

The Company has location contracts with prison facilities to install a network of inmate telephone and communication lines for a period of one to five years at a cost of approximately 30%-42% of base revenues determined by each contract. Commission expense charged to operations from its acquisition, September 5,2001, through September 30, 2001 totaled $51,250.

Consulting Agreement
--------------------

On September 10, 2001, the Company entered into a one-year consulting agreement with two consultants that provide strategic planning, advisory and business consulting services. The Company agreed to grant compensation in the amount of 5,000,000 free trading shares of the Company's common stock valued at $.12 per share. At September 30, 2001, the contra equity balance of deferred consulting costs totaled $550,000, net of accumulated amortization of $50,000.

                           SATX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

Proposed Acquisition
--------------------

On August 22, 2001, the Company signed a letter of intent to acquire all of the issued and outstanding stock of Intelligent Medicine, Inc. ("Imed"). Imed is the leading application service provider in the telemedicine industry providing high speed networks and specialized applications to clients.

Legal Proceedings
-----------------

-  Nigro et.al. v. Satellite Control Technologies, Inc.

In June 2001, the Company entered into a Memorandum of Understanding regarding the settlement of Nigro v. Satellite Control Technologies, Inc., a class action law suit against the Company pending in Los Angeles Superior Court. The terms of the Memorandum of Understanding are currently being renegotiated by the parties. The Company has placed $100,000 in an escrow account to cover the expense associated with notifying the members of the class of the terms of the settlement, once such terms are finalized by the parties and have been approved by the court.

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

                           SATX, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - COMMITMENTS AND CONTINGENCIES (Continued)

Legal Proceedings (Continued)
-----------------

-  VOSR Industries v. SATX, Inc.

In April 2001, a default judgment was entered against the Company, whereby the plaintiff, VOSR Industries, Inc., was awarded a total of $111,330, plus interest, at an annual rate of 10%, as well as additional pre-judgment interest of approximately $9,000. This judgment was set aside by the court on July 19, 2001. However, on July 26, 2001, a new lawsuit was filed by VOSR against the Company. The lawsuit alleges that the Company failed to repay a loan made by VOSR in the amount of $111,000, which was due on June 19, 2000. The Company intends to vigorously defend this lawsuit.

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

OVERVIEW

         Although the Company's existence dates back to 1972, the essence of our current business commenced in September 1996 with the acquisition of the one-way and two-way paging patents for remote signaling. Since that time, we have been in the development stage of operation. However, until now there has been little business activity. Throughout the year 2000, the Company's primary focus was focused on the maturation of products, services and markets for the prepaid cellular market and GPS-based tracking, locating and control business units.

         The Company has completed and copyrighted a digital software package for the prepaid cellular market. However, after careful investigation and analysis of the prepaid cellular market, the Company has determined that it would not be in its best interest to place prepaid cellular phones in vending machines in video rental stores, convenience stores and other retail stores or via select agent channels. Up until September 2001, the Company believed the best benefit to the Company would come from the licensing of the copyrighted software to other prepaid cellular phone providers. It has been determined that there is no market for the software and the Company has since discontinued all operations and associated expenses related to the DebitFone program.

         The AlphaTrak tracking, locating and control business unit has extended its product development cycle at the expense of short-term sales, in order to benefit medium and long-term effectiveness and competitiveness in the target markets. Cost-effective and functionally complete solutions for GPS-based tracking, locating and control products have been virtually non-existent in the past. Market research demonstrates a large international market, presently in its infancy, but the Company realizes it is imperative to enter each of the various niche markets with the proper product and system-management tools. Additional time is being taken at the front end of the process to test and evaluate alternative solutions and also to finish development of a new-generation state of the art GPS-based tracking, locating and control product line. These new products should be ready for deployment in the U.S. market and possibly in Europe before year-end 2001. The Company's patents covering paging signals sent to remotely engage switches and communicate responses clearly involve applications well beyond vehicle disabling and tracking. Other broader market applications such as rail car, truck and cargo container tracking, and county and state government fleet management continue to be reviewed for future applications of the AlphaTrak product line.

         The AlphaTrak product line has been in Beta testing since August 2001 with solid results. The product is ready for commercialization with all support software and hardware ready for production. The products will initially be manufactured in the USA on the west coast. The Company signed its first Strategic Alliance Agreement with MetroCall in September 2001. MetroCall will roll out the sales of the AlphaTrak product line in January 2002.

         The Company is currently negotiating with several other entities that have expressed an interest in selling the AlphaTrak products.

         The Company intends to make AlpaTrak its core business. However, management continues to evaluate pursuing several niche areas within the telecommunications industry to complement and expand the Company's product lines and to generate revenue and cash flow.

         The Company entered the inmate telecom industry in September 2001 with the acquisition of Total Telephone Concepts, Inc. Inmates generate a significant volume of collect telephone calls, which may be profitable and have the potential to generate solid cash flow for the Company. Our management will continue to identify and evaluate opportunities that have a potential to generate cash flow for the Company.

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

         Our plan of operation for the next twelve months will consist of activities principally aimed at:

         o Identifying potential acquisition targets that fit our strategic plans;

         o Producing next generation field test products for demonstration and trial purposes;

         o        Beginning production for sale;

         o Conducting field tests with national paging companies and forming alliances for the AlphaTrak Systems;

         o        Conducting field trials with potential customers;

         o Conducting marketing campaigns, including technical publications, branding and identity awareness, and media and public relations campaigns;

         o Expanding our technology research and development efforts to include, among other things, next generation GPS-based tracking, location and control technology for our AlphaTrak Systems;

         o Selectively and minimally expanding our research and development team and other staff; and

         o Investigating and, if appropriate, pursuing acquisitions believed by the Board of Directors to be consistent with our plan to design, develop, manufacture, license and market products based upon our AlphaTrak technologies.

         Over the next twelve months our research and development costs are not expected to exceed $150,000. Our research and development costs will decrease from past levels as we are now in the manufacturing and delivery phase of the AlphaTrak product line.

         The Company expects its employee base will expand from the current equivalent of 10 employees to an estimated total of 30 employees during the next twelve months.

         At September 30, 2001, we had current assets of approximately $308,000 and total assets of approximately $1,756,000. Current liabilities and long-term liabilities at September 30, 2001 were approximately $2,050,000 and $1,061,000, respectively. Our stockholders' deficit at September 30, 2001 was approximately $1,355,000.

RESULTS OF OPERATIONS

COMPARISON OF THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

         Revenues decreased to approximately $287,000 for the first nine months of 2001, compared to approximately $625,000 for the comparable period in 2000.

         Total costs and expenses for the nine months ended September 30, 2001 decreased to approximately $3,300,000 from approximately $4,500,000 for the comparable period of 2000. Telecommunication costs decreased from approximately $500,000 for the first nine months of 2000 to $106,000 for the first nine months of 2001. Our charge for the compensatory element of stock issuances pursuant to consulting agreements decreased from approximately $3,500,000 to $1,815,000 over the same periods. Selling, general and administrative costs, however, increased from approximately $501,000 during the first nine months of 2000 to approximately $1,050,000 during the first nine months of 2001.

         Our net loss for the nine months ended September 30, 2001 was approximately $3,117,000, compared to a net loss of approximately $4,215,000 for the nine months ended September 30, 2000. The loss in 2001 is related primarily to expenses of approximately $1,815,000 for the compensatory element of stock issuances pursuant to consulting agreements, and selling, general and administrative expenses of approximately $1,050,000. The larger loss in 2000 was primarily related to the approximately $3,500,000 expense associated with the shares issued pursuant to consulting agreements, approximately $500,000 in telecommunication costs and approximately $332,000 in interest expense.

COMPARISON OF THE QUARTERS ENDED SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000

         Revenues decreased to approximately $254,000 for the third quarter of 2001, compared to approximately $567,000 for the third quarter of 2000.

         Telecommunication costs decreased from approximately $479,000 to $80,000 for the same periods. The compensatory element of stock issuances pursuant to consulting agreements decreased from approximately $1,971,000 for the quarter ended September 30, 2000 to zero for the quarter ended September 30, 2001. Interest expense also decreased from approximately $265,000 to $42,000 for the same periods.

         Our net loss for the quarter ended September 30, 2001 was approximately $485,000 compared to a net loss of approximately $2,515,000 for the quarter ended September 30, 2000. The loss in 2001 is related primarily to general and administrative costs of $309,000, write-off of deposits and notes receivable of $140,000 and a provision for bad debts of $135,800. The loss in 2000 was principally due to a $1,971,000 charge due to the compensatory element of stock issuances pursuant to consulting agreements.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used in operating activities was approximately $1,316,000 for the nine months ended September 30, 2001, compared to net cash provided by operations of $1,669,000 for the comparable period of 2000. We had approximately $21,000 in cash at September 30, 2001.

         Operations for the nine months ended September 30, 2001 were financed principally through sales of common stock and option and warrant exercises, resulting in proceeds of approximately $1.15 million. We also borrowed funds (resulting in net proceeds of approximately $201,000) and obtained services or paid expenses through the issuance of common stock.

         TTC's loan from Lilly Beter Capital Group, Ltd. in the principal amount of $200,000 was due in September 2001. We have current notes payable to stockholders of $251,000, and demand notes of approximately $67,000 due to a former officer. We also have long-term notes payable to stockholders of $1,061,000, which are due in 2003, and an 8% convertible debenture of $250,000, which was due in September 2001. We need to raise additional capital in order to satisfy these obligations.

         Management believes funds on hand and cash flow from operations will enable us to meet our liquidity needs for at least the next three weeks. We need to raise additional cash, however, in order to continue to meet our liquidity needs, satisfy our proposed business plan and expand our operations. Management is presently investigating potential financing transactions and acquisitions that management believes can provide additional cash for our operations and be profitable in both the short and long-term. Management also intends to attempt to raise funds through private sales of our common stock. Although management believes that these efforts will enable us to meet our liquidity needs in the future, there can be no assurance that these efforts will be successful.

GOING CONCERN CONSIDERATION

         We have continued losses from operations, negative cash flow and liquidity problems. These conditions raise substantial doubt about our ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of reported assets or liabilities should we be unable to continue as a going concern.

         We have been able to continue based upon sales of common stock and loans, and the financial support of certain of our stockholders. Management believes that actions presently being taken to revise our operating and financial requirements provide the opportunity for us to continue as a going concern. Management is presently investigating potential financing transactions and acquisitions that management believes can provide additional cash for the our operations and be profitable in both the short and long-term. Management also intends to attempt to raise funds through private sales of our common stock. Although management believes that these efforts will enable us to meet our liquidity needs in the future, there can be no assurance that these efforts will be successful.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         In June 2001, the Company entered into a Memorandum of Understanding regarding the settlement of NIGRO, ET. AL. V. SATELLITE CONTROL TECHNOLOGIES, INC., ET. AL., a class action lawsuit against the Company pending in Los Angeles Superior Court (Case No. BC190882), which was previously reported by the Company in its Form 10-KSB for the year ended December 31, 2000 and in its Form 10-QSB for the quarters ended March 31, 2001 and June 30, 2001. The terms of the Memorandum of Understanding are currently being renegotiated by the parties. The Company has placed $100,000 in an escrow account to cover the expenses associated with notifying the members of the class of the terms of the settlement, once such terms are finalized by the parties and have been approved by the court.

         In the Company's Report on Form 10-QSB for the quarter ended March 31, 2001, we reported that the Circuit Court for the Thirteenth Judicial Circuit in and for Hillsborough County Florida had entered a default judgment in the amount of $111,000 against the Company in favor of VOSR Industries, Inc. On July 19, 2001, this judgment was set aside by that same court. However, on July 26, 2001, a new lawsuit was filed by VOSR against the Company. The lawsuit alleges that the Company failed to repay a loan made by VOSR in the amount of $111,000, which was due on June 19, 2000. The Company intends to vigorously defend this lawsuit.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c)      RECENT SALES OF UNREGISTERED SECURITIES.

         During the three months ended September 30, 2001, the Company issued unregistered securities as follows:

         On July 24, 2001, the Company issued 51,933 shares of common stock to an individual in consideration of such individual's extension of the due date on a loan made to the Company.

         On August 31, 2001, the Company issued 714,286 shares to a business in satisfaction of a debt of $50,000 plus interest owed to such business.

         In September 2001, the company issued 710,000 shares for consulting services to three companies. The shares issued were valued at $110,500 in the aggregate, which the Board determined to represent the value of the common stock on the date the issuance was approved, after taking into account the restrictions on transfer applicable to the shares.

         In September 2001, the Company issued 250,000 shares of stock to an executive pursuant to the Company's employment agreement with such executive.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         In July 2001, Total Telephone Concepts, Inc. ("TTC") obtained a loan from, and delivered a promissory note for $200,000 (the "Note") to, Lilly Beter Capital Group, Ltd. ("LBCG"). The Note, which bears interest at 8% per year, became due and payable upon the merger, acquisition or change of control of TTC. In September 2001, the Company entered into a stock purchase agreement with certain shareholders of TTC, in which it acquired control of TTC. The Company and TTC are currently in discussions with LBCG concerning the modification of the Note and a waiver of the default. As of the date of this Report, the amount owed by TTC to LBCG was approximately $206,000.

         The Company is currently in default on a 8% Convertible Debenture issued by the Company to Nasimia, Ltd. in the amount of $250,000 on September 14, 2000. The debenture matured on September 14, 2001 and has not been repaid. The Company currently owes approximately $271,000 including accrued interest to Nasimia, Ltd. in repayment of the debenture.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      EXHIBITS.

         2.1 Stock Purchase Agreement dated September 5, 2001, by and among SATX, Inc., Total Telephone Concepts, Inc., Richard J. Bono, William H. Burgess, Ralph Edward Roark, Eddie Austin, Jr. and Michael P. Vincent.(1)

         10.1 Advisory and Consulting Agreement dated September 10, 2001, by and between SATX, Inc. and Terrance Byrne (2)

         10.2 Note issued by Total Telephone Concepts, Inc. to Lilly Beter Capital Group, Ltd. on July 2, 2001 (2)

-----------------------------
(1) Incorporated by reference to the Company's current report on Form 8-K, dated September 5, 2001, as filed with the SEC on September 19, 2001.
(2)      Filed herewith.

(b)      REPORTS ON FORM 8-K.

         The Company filed the following Reports on Form 8-K during the three months ended September 30, 2001:

         (i) Form 8-K dated September 5, 2001, was filed pursuant to Item 2 (Acquisition or Disposition of Assets).

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SATX, INC.


November 19, 2001                           /S/ TERRY L. COLBERT
-----------------                           --------------------
                                            Terry L. Colbert
                                            Chief Executive Officer and Director
                                            (Principal Executive Officer)


November 19, 2001                           /S/ AW LUCHTEFELD
-----------------                           -----------------
                                            Anthony W. Luchtefeld
                                            Chief Financial Officer
                                            (Principal Financial Officer and
                                            Principal Accounting Officer)