Form 10KSB
period 2003-12-31
PENINSULA HOLDINGS GROUP LTD
filed 2004-11-12
CIK 1108107

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

    EXCHANGE ACT OF 1934

Commission file number 000-29755

-------------------------------------------------------------------------------

                        Peninsula Holdings Group, Ltd.

                 (Name of small business issuer in its charter)

-------------------------------------------------------------------------------

            Nevada                                    30-0249192

(State or other jurisdiction of            (I.R.S. Employer Identification No.)

 incorporation or organization)

                 2424 North Federal Highway, Suite 160

                 Boca Raton, Florida                      33431

               (Address of Principal Executive Offices) (Zip Code)

Registrant's telephone number, including area code:   (561) 417-2988

Registrant's Former Address and Telephone Number:

                 4710 Eisenhower Blvd, Suite B-2

                 Tampa, Florida 33634

                 (813) 886-6452

Securities registered pursuant to Section 12(b) of the Act:

Securities registered pursuant to Section 12(g) of the Act:

                                 Title of Class

                          Class A Common stock, $.001 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes __   No  _X_

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                 Yes __   No __

State issuer's revenues for its most recent fiscal year: $2,712,005

                                                         ----------

The aggregate market value of the voting stock held by non-affiliates of the registrant as of October 15, 2004 was approximately $3,202,537 based on the closing price on that date.

(Issuers involved in bankruptcy proceedings during the past five years)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                 Yes _X_  No __

(Applicable only to corporate registrants)

State the number of shares outstanding of each of the issuer’s classes of common equity as of the latest practicable date.

As of September 30, 2004, 228,428,600 shares of our Class A common stock, 5,859,596 shares of our Class B common stock, and 58,893,547 shares of our Class C common stock were issued and outstanding, each common stock class had a par value of $.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE:  None

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-KSB, including, without limitation, statements using words such as "believe", "expect", "anticipate", "intend", "estimate", "plan", and words and expressions of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, and our actual results could differ from those anticipated in such statements as a result of these risks and uncertainties. In addition to the uncertainties stated elsewhere in this report, the factors which could affect these forward-looking statements include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products, adverse business conditions, increased competition, pricing pressures, lack of success in marketing our products and services, and other factors. These forward-looking statements speak only as of the date of this report and readers are cautioned not to place undue reliance upon such statements.

EXPLANATORY NOTE:

The accompanying Form 10-KSB is the first annual report filed by the Registrant since April 26, 2001. Accordingly, it reports the annual financial statements for each of the years in the three-year period ended December 31, 2003, in addition to summary quarterly financial information for which quarterly reports for those periods were not filed.

PENINSULA HOLDINGS GROUP, LTD.

TABLE OF CONTENTS

PART I

Item 1.      Description of Business

Item 2.      Description of Properties

Item 3.      Legal Proceedings

Item 4.      Submission of Matters to a Vote of Security Holders

PART II

Item 5.      Market for the Common Equity and Related Stockholder Matters

Item 6.      Management's Discussion and Analysis of Financial Condition and

             Results of Operations

Item 7.      Financial Statements

Item 8.      Changes In and Disagreements with Accountants on Accounting and

             Financial Disclosure

Item 8A.     Controls and Procedures

PART III

Item 9.      Directors and Executive Officers of the Company

Item 10.     Executive Compensation

Item 11.     Security Ownership of Certain Beneficial Owners and Management

Item 12.     Certain Relationships and Related Transactions .

Item 13.     Exhibits and Reports on Form 8-K

Item 14      Principal Accountant Fees and Services

                                     PART I

ITEM ONE – DESCRIPTION OF BUSINESS

BACKGROUND

Peninsula Holdings Group, Ltd. and Subsidiaries (the “We”, “Us”, "Company" or “Peninsula”) was originally incorporated in June 1972 as Growth, Inc., a Utah corporation, functioning as a shell corporation looking for acquisitions.  From inception, the Company changed its name from Growth, Inc. to Westland Resources, Inc. to PageStar, Inc. to Satellite Control Technologies, Inc. to SATX, Inc. and, in December 2002, to Peninsula Holdings Group, Ltd. In addition, in 1995, we reincorporated in Nevada. During this period through August of 2001, we were involved in various unsuccessful telecommunication-based businesses and technologies, all of which were discontinued.

In September 2001, Peninsula acquired Total Telephone Concepts, Inc., a Texas corporation (“TTC”), which is engaged in the inmate telecommunication industry.  We had been in the development stage from our inception until August 31, 2001.  Commencing with the acquisition of TTC, we emerged from the development stage.

On March 22, 2002, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Act.  We emerged from the bankruptcy court proceeding effective December 10, 2002.

We seek to add value to its products by providing a variety of products and services under its wholly-owned operating subsidiaries, which include inmate telecommunications services to correctional facilities, and planned telemedicine solutions to the health care industry.

Our corporate offices are located at 2424 North Federal Highway, Suite -160, Boca Raton, Florida 33431 and its telephone number is (561) 417-2988. The Company's address on the World Wide Web is www.phgltd.com.

SIGNIFICANT DEVELOPMENTS

In September 2001, we acquired Total Telephone Concepts, Inc. (“TTC”), a corporation based in Houston, Texas. TTC is a telecommunications management business and operates inmate telephone systems in correctional facilities in seven states. TTC was acquired through a stock purchase agreement, pursuant to which all of the outstanding shares of capital stock of TTC were exchanged for cash, a note, and shares of Peninsula’s common stock, options and warrants.

In March 2003, we acquired Intelligent Medicine, Inc. (“IMED”), a Houston, Texas based company. IMED is a provider of telemedicine systems consisting of various configurations of medical instrumentation, telecommunication devices and computer systems that enable healthcare professionals and facilities to deliver medical services to patients on a remote basis. IMED was acquired through a stock purchase agreement, pursuant to which all of the outstanding shares of capital stock of IMED were exchanged for shares of Peninsula’s common stock and warrants. In July 2003, we changed the name from IMED to Informatics Healthcare Solutions, Ltd. (“iHS”) and relocated iHS to the corporate offices in Boca Raton, Florida.  To date, we have not recognized any revenue, or entered into any contracts related to these products and services.

In December 2003, we acquired Global Telehealth, Inc. (“GTI”), a Washington, D.C. based company. GTI offers consulting services, interactive web-based applications, open systems engineering project management, multimedia and network systems integration in telemedicine related health care and distance learning. Subsequently to the acquisition GTI was merged into iHS.

Iceberg Oil and Gas, Inc., a Delaware corporation, was formed on November 21, 2002 as a wholly-owned subsidiary to acquire certain oil and natural gas platforms with existing proved reserves, developed properties and distressed companies.  This entity is currently inactive.

High Yield Financial, Inc., a Delaware corporation, was formed on November 21, 2002 as a wholly-owned subsidiary to purchase high yield, low grade mortgages, more commonly known as “non-performing bond pools”.  This entity is currently inactive.

As described in the Item 6 of this document, management has been successful in attracting capital and debt to fund our operations during the past 2 years.  Management believes that these actions, combined with our acquisitions during the past three years, will assist us in continuing as a going concern.  The financial statements attached to this filing do not include any adjustments that might be necessary if Peninsula is unable to continue as a going concern.

BANKRUPTCY FILING

On March 22, 2002, we filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Act.  Our plan of reorganization (“Plan”) was confirmed on November 25, 2002 and effective on December 10, 2002, we emerged from the bankruptcy court proceeding.

Pursuant to the Plan, all of our pre-petition liabilities were satisfied in full by the issuance of one share of our newly created Class B common stock for each dollar of pre-petition debt.  All executory contracts were rejected in accordance with the Plan.

Pursuant to the Plan, we settled pre-petition liabilities totaling $4,665,069 for shares of our Class B common stock valued at $27,991. Accordingly, we recognized a gain on this debt extinguishment of $4,637,078 during 2002.

During the period from March 22, 2002 to December 10, 2002, Peninsula operated as a debtor-in-possession.  The consolidated financial statements during the period from March 22, 2002 to December 10, 2002 have been prepared in accordance with SOP 90-7. Peninsula adopted the provisions of SOP 90-7, upon commencement of the bankruptcy court proceedings.  The consolidated statement of operations separately discloses expenses related to the Chapter 11 proceedings as reorganization items.

Upon the emergence from bankruptcy, Peninsula was unable to implement fresh-start accounting under the provisions of SOP 90-7 because the historical stockholders retained control after emergence.  Accordingly, no adjustments were made to the historical carrying values of its assets and liabilities to fair market value to reflect an estimated reorganized equity value.

BUSINESS STRATEGY

Effective as of the commencement of our bankruptcy proceeding on March 22, 2002 management discontinued the business plan, products and services it was then pursuing.  Upon the discharge of the bankruptcy, management chose to position Peninsula as a technology investment group focused on creating synergistic value by acquiring companies with proven and profitable business models. Our revised business strategy is to pursue the growth of our operating subsidiaries while at the same time seeking out synergistic acquisition candidates in related industries. Management believes that Telemedicine services and solutions will become our main generator of revenue in the coming years as new applications for Telemedicine are found and developed through our Informatic Healthcare Solutions, Ltd. subsidiary. Management has positioned us to expand our communications operations into the healthcare market.

PRODUCTS AND SERVICES

Currently, we are concentrating on operations in our two main subsidiaries, TTC and iHS.

TTC provides advanced inmate telecommunication services and solutions to correctional institutions in the United States.  TTC offers a package of integrated services to the law enforcement community, including inmate communication services, long distance communications, computer services, and turnkey computer networks.  In addition, through its existing contracts, TTC can offer telemedicine solutions through a joint venture agreement with its sister company, iHS.

iHS was formed to explore the opportunity to deliver communication services and products to the healthcare market commonly referred to as telemedicine. iHS plans to develop and build advanced telemedicine applications and solutions for customers around the world.  The breadth of experience provided by the management team of iHS provides an opportunity for us to promote telemedicine solutions in areas that are underserved by conventional means.  Some of the projects currently being pursued by iHS include a system to provide remote psychological screening for students in one of America’s largest public school systems, a mobile telemedicine unit capable of servicing the dental needs of underserved communities in Texas, and a joint-venture with Howard University to develop telemedicine networks in the Caribbean and Africa.  To date, we have not recognized any revenue, or entered into any contracts related to these products and services.

We can provide no assurance that we will be successful in concluding these potential agreements, and if successful that we will be able to generate a profit from these potential agreements.

PRINCIPAL SUPPLIERS

We use a multitude of suppliers for each of our operating subsidiaries in order to assure that the loss of a single supplier would not have a negative impact on our current operations.

MAJOR CUSTOMERS

Most of our sales (approximately 99%) are currently derived from TTC. Roughly 60% of that revenue comes from various correctional facilities located in the state of Texas. Each correctional facility has a separate contract with us, and no single correctional facility provides more than 10% of our annual sales.

COMPETITION

In the inmate telephone business TTC competes with approximately 30 other companies, most of which provide services only on a regional basis.  Management believes that our major competition comes from two large competitors, Evercomm, and Global Tel*Link.  Combined, these companies control approximately 60% of TTC’s target market.  Management believes that TTC products are very competitive in the inmate communication market, due to the advanced package of integrated services it provides.  These services include inmate communication services, long distance communications, computer services, and turnkey computer networks.  In addition, cost controls enacted by Management allows TTC to be competitive in a marketplace, even where there are companies that control a far larger portion of a target market.

INSURANCE

At the current time we do not carry product liability insurance as Management feels that the chances of a product liability lawsuit pertaining to the products and services we provide is remote at best.  We plan on obtaining liability insurance at such time as the benefits outweigh the significant costs associated with such insurance.

EMPLOYEES

Peninsula, including its subsidiaries, currently has 7 full-time employees, of which 4 are directly involved with the day to day management and 3 are involved in sales and customer service.  In times when additional workload requires more personnel, we outsource our requirements to independent contractors.  We anticipate that we will add several more full-time sales and marketing personnel in the coming 12-18 months as our business strategy continues to prove itself.

RISK FACTORS

SET FORTH BELOW AND ELSEWHERE IN THIS REPORT AND IN OTHER DOCUMENTS WE FILE WITH THE SEC ARE RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THE RESULTS CONTEMPLATED BY THE FORWARD-LOOKING STATEMENTS CONTAINED IN THIS REPORT. YOU SHOULD CAREFULLY CONSIDER THE RISKS DESCRIBED BELOW BEFORE MAKING AN INVESTMENT DECISION. THE RISKS AND UNCERTAINTIES DESCRIBED BELOW ARE NOT THE ONLY ONES FACING US. ADDITIONAL RISKS AND UNCERTAINTIES NOT PRESENTLY KNOWN TO US OR THAT WE CURRENTLY DEEM IMMATERIAL MAY ALSO IMPAIR OUR BUSINESS. IF ANY OF THE FOLLOWING RISKS ACTUALLY OCCUR, OUR BUSINESS COULD BE ADVERSELY AFFECTED. IN THOSE CASES, THE TRADING PRICE OF OUR COMMON STOCK COULD DECLINE, AND YOU MAY LOSE ALL OR PART OF YOUR INVESTMENT.

WE HAVE A HISTORY OF OPERATING LOSSES, AND THERE IS NO ASSURANCE THAT WE WILL ACHIEVE PROFITABILITY IN THE FUTURE.

We have a history of operating losses. We cannot predict when, or if, we will ever achieve profitability. We emerged from the development stage in September 2001 and, other than a gain related to our bankruptcy, we have sustained losses in each fiscal year. As of December 31, 2003, we had an accumulated deficit of $18,575,000. If we continue to experience operating losses, an investment in our common stock is at risk of being lost.

WE HAVE A GOING-CONCERN QUALIFICATION IN THE REPORTS BY OUR INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FOR OUR FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001, WHICH MAY MAKE CAPITAL RAISING MORE DIFFICULT AND MAY REQUIRE US TO SCALE BACK OR CEASE OPERATIONS, PUTTING OUR INVESTORS' FUNDS AT RISK.

The reports of our independent registered public accounting firm, for the years ended December 31, 2003, 2002 and 2001, includes a going-concern qualification, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations. If we are unable to obtain additional funding, we may not be able to continue operations. During 2003, we have raised a total of $542,000 in new capital and $272,000 through the issuance of promissory notes. Subsequent to December 31, 2003, we raised $275,000 in new capital and $257,000 through the issuance of promissory notes. There is no guarantee that we will be able to attract additional equity or debt investors.  Additionally, we have a working capital deficit of $464,000 as of December 31, 2003. This deficit indicates that we may be unable to meet our future obligations unless additional funding sources are obtained.

WE MAY BE UNABLE TO OBTAIN ADDITIONAL CAPITAL REQUIRED TO FUND OUR OPERATIONS AND FINANCE OUR GROWTH.

The development of our business will require additional capital, and our business plan is to acquire additional revenue-producing assets. We incurred a net loss of $2,899,000 for the year ended December 31, 2003. Additionally, we had a working capital deficiency of $464,000 at December 31, 2003. We may be unable to obtain additional funds in a timely manner or on acceptable terms, which would render us unable to fund our operations or expand our business. If we are unable to obtain capital when needed, we may have to restructure our business or delay or abandon our development and expansion plans. Although we have been successful in the past in obtaining financing for working capital and acquisitions, we will have ongoing capital needs as we expand our business. If we raise additional funds through the sale of equity or convertible securities, the shareholder’s ownership percentage will be reduced. In addition, these transactions may reduce the value of our common stock. We may have to issue securities that have rights, preferences and privileges senior to our common stock. This could in turn reduce the resources available to the common stock holders.  The terms of any additional indebtedness may include restrictive financial and operating covenants that would limit our ability to compete and expand.

WE DO NOT HAVE ANY CURRENT CONTRACTS FOR OUR PROPOSED NEW SERVICES AND THEIR SUCCESS IN THE MARKETPLACE IS UNKNOWN.

Through our subsidiary iHS we plan to offer various communication services and products, which would enable healthcare professionals and facilities to deliver medical services to patients on a remote basis.  To date, we do not have any revenue recognized or any signed contracts for such products or services.  We can provide no assurance that we will be successful in concluding any contracts for these products  or services and if we are successful there is no assurance that we will be able to generate a profit from these contracts.

WE MAY BE UNABLE TO HIRE AND RETAIN THE SKILLED PERSONNEL WE NEED TO EXPAND OUR OPERATIONS.

To meet our growth objectives, we must attract and retain highly skilled technical, operational, managerial and sales and marketing personnel. If we fail to attract and retain the necessary personnel, we may be unable to achieve our business objectives.  We face significant competition for these skilled professionals from other companies, research and academic institutions, government entities and other organizations.

OUR SUCCESS DEPENDS ON THE SERVICES OF OUR EXECUTIVE OFFICERS AND KEY EMPLOYEES.

Our future success depends to a significant degree on the skills and efforts of our executive officers. If we should lose the services of these executive officers, our business and operating results could be adversely affected. We also depend on the ability of our other executive officers and members of senior management to work effectively as a team. The loss of one or more of our executive officers or senior management members could impair our ability to manage our business effectively.

NEW CORPORATE GOVERNANCE REQUIREMENTS ARE LIKELY TO INCREASE OUR COSTS AND MAKE IT MORE DIFFICULT TO ATTRACT QUALIFIED DIRECTORS.

All public companies, including us, face new corporate governance requirements under the Sarbanes-Oxley Act of 2002, as well as rules adopted by the SEC. We expect that these laws, rules and regulations will increase our legal and financial compliance costs and make some activities more difficult, time-consuming and costly. We also expect that these new requirements will make it more difficult and more expensive for us to obtain director and officer liability insurance. We may be required to accept reduced coverage or incur significantly higher costs to obtain coverage.

These new requirements are also likely to make it more difficult for us to attract and retain qualified individuals to serve as members of our board of directors or committees of the board, particularly the audit committee.

IT MAY BE DIFFICULT FOR YOU TO RESELL YOUR SHARES IF AN ACTIVE AND LIQUID MARKET FOR OUR COMMON STOCK DOES NOT DEVELOP

Our common stock is not traded on a registered securities exchange and we do not meet the initial listing criteria for any registered securities exchange or the NASDAQ National Market System. Our common stock trades on the pink sheets.

This factor may further impair your ability to sell your shares when you want and/or could depress our stock price. As a result, you may find it difficult to dispose of, or to obtain accurate quotations of the price of our securities, because smaller quantities of shares may be bought and sold, transactions could be delayed and security analyst and news coverage of our company may be reduced. These factors could result in lower prices and larger spreads in the bids and ask prices for our shares.

Due to the current price of our common stock, many brokerage firms may not be willing to effect transactions in our securities, particularly because low-priced securities are subject to an SEC rule that imposes additional sales requirements on broker-dealers who sell low-priced securities (generally those below $5.00 per share).

These factors severely limit the liquidity of our common stock, and would likely have a material adverse effect on its market price and on our ability to raise additional capital.

WE HAVE NEVER PAID DIVIDENDS ON OUR CAPITAL STOCK, AND WE DO NOT ANTICIPATE PAYING DIVIDENDS IN THE FORESEEABLE FUTURE.

We have not paid dividends on any of our classes of capital stock to date, and we currently intend to retain our future earnings, if any, to fund the development and growth of our business. As a result, capital appreciation, if any, of our common stock will be your sole opportunity for gain in the foreseeable future, if any.

ITEM 2 – DESCRIPTION OF PROPERTY

Our corporate offices are located at 2424 North Federal Highway, Suite 160, Boca Raton, Florida. This location consists of approximately 2,500 square feet of Class A office space.

We entered into an office service agreement dated January 1, 2003, with our majority stockholder, Lilly Beter Capital Group, Ltd. for the use of its offices, business center facilities and services including, secretarial, administrative, telecommunications support and other such services as defined in the agreement.  Under the service agreement we are obligated to pay $11,700 per month, subject to escalations as defined in the agreement.  The services agreement expires January 1, 2005; however, there is an automatic extension of the agreement for the same period as the initial term, unless either party terminates the agreement after the initial term.

Our subsidiaries utilize our office space for their general and administrative needs, therefore removing their need for additional office space.  Some employees of our subsidiaries perform the majority of their duties from their homes, at this time.  We do not reimburse the employee for costs related to working from home.

ITEM 3 - LEGAL PROCEEDINGS

The Company is not currently party to any material legal proceedings.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the shareholders of Peninsula was held on April 15, 2004 to approve an amendment and restatement of Peninsula’s Articles of Incorporation.  The purpose of the amendment was to:

A.)

Authorize the designation of rights of our Class A, Class B, and Class C common stock, with a par value of $.001, and authorize the issuance of preferred stock with the rights and privileges of such preferred stock to be designated by the Board of Directors;

B.)

Authorize the indemnification of our officers and directors to the fullest extent provided by law, and authorize us to enter into agreements with our officers and directors so long as the agreements are approved by a majority vote of our disinterested directors.

C.)

Delete information not required to be restated in our Articles of Incorporation under Nevada law.

The proposal was approved by our shareholders, with 186,360,423 votes for the proposal, 553,164 votes against the proposal, 106,304,965 votes withheld from the voting, and 1,500 votes abstaining from the vote.

PART II

ITEM 5 - MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Current symbols – PHGTA, PHGTB, PHGTC

Our common stock is traded on the National Quotation Bureau's Pink Sheets. The following table shows the quarterly range of the high and low closing bid prices for our Class A common stock on the Pink Sheets for the periods indicated. Our class B and class C common stock did not actively trade prior to December 31, 2003. The prices presented represent inter-dealer quotations without adjustment for retail markups, markdowns, commissions, and may not represent actual transactions.  The information contained in the following table was obtained from Yahoo! Historical Quotes.

            Common stock

               Period                             High            Low

---------------------------------------           ----            ---

FISCAL 2003

First Quarter ended March 31, 2003                 .10            .01

Second Quarter ended June 30, 2003                 .10            .01

Third Quarter ended September 30, 2003             .11            .01

Fourth Quarter ended December 31, 2003             .07            .01

FISCAL 2002

Due to the bankruptcy proceedings, our common stock was not trading during the majority of 2002, therefore no information for this period is provided.

FISCAL 2001

First Quarter ended March 31, 2001                 .37            .10

Second Quarter ended June 30, 2001                 .25            .16

Third Quarter ended September 30, 2001             .22            .11

Fourth Quarter ended December 31, 2001             .20            .09

Record holders

As of September 30, 2004, there were approximately 616 holders of record of our classes of common stock.

Preferred and Common Stock

During 2002, the Board of Directors approved an amendment to our articles of incorporation, increasing our authorized capital in accordance with our plan of reorganization (“Plan”) as follows:

•

850,000,000 preferred shares with no voting rights, increased from 100,000,000.  There were no issued and outstanding shares of preferred stock and the rights of the preferred stock have not been designated as of December 31, 2003.

•

850,000,000 new Class A common shares increased from 250,000,000 in 2001.

•

850,000,000 new Class B voting common shares issuable to retire pre-petition liabilities and expenses related to our reorganization.

•

850,000,000 new Class C common shares.

Our restated articles of incorporation provides the following rights to the holders of our common stock:

Parity of Class A Common Stock, B Common Stock and C Common Stock

The holders of our Class A common stock, Class B common stock and Class C common stock have identical rights and privileges, except as discussed below.

Dividends on Common Stock

Holders of each of the classes of common stock are entitled to receive dividends, when and if declared by the Board of Directors, subject to the preferential rights, if any, of holders of Preferred Stock.  Except for any special dividend on the Class C common stock declared, as discussed below, the holders of shares of each class of common stock are entitled to receive, at the same time that any dividend is declared by the Board of Directors on the shares of any other class of common stock, the same dividend per share on the shares of such class of common stock, payable on the same date.

Voting Rights

Holders of Class A common stock and Class B common stock may vote on all matters brought to a vote of the stockholders, and are entitled to one vote for each share held by such holder.  Unless otherwise required by law, holders of Class A common stock and Class B common stock will vote together as a single class.  Holders of Class C common stock are not entitled to vote on any matter brought to a vote of the stockholders.

Liquidation Rights of Common Stock

In the case of any voluntary or involuntary liquidation, dissolution or winding up of Peninsula, holders of Class A common stock, Class B common stock and Class C common stock will share ratably in Peninsula’s net assets, if any, remaining for distribution to the stockholders, after payment of all liabilities and, if applicable, any preferential amounts payable to holders of Preferred Stock.

Additional Conversion Rights of Class B Common Stock

The Class A common stock and Class B common stock are identical with respect to their rights and preferences, except that the holders of the Class B common stock may, at any time, convert on a one-for-one basis their shares into shares of Class A common stock.

Special Rights and Restrictions of Class C Common Stockholders

Holders of Class C common stock are entitled to a mandatory special dividend or to redemption in the event that we dispose of all or substantially all of the assets of our iHS subsidiary, referred to as our Healthcare Group, in one transaction or a series of related transactions.  The special dividend or redemption is payable by the 65th trading day after the consummation of this disposition and we can choose one of the following alternatives:

(1)

Declare and pay a dividend to the holders of Class C common stock in cash, securities (other than common stock), or other property, or a combination thereof, in an amount having a fair value equal to 60% of the net proceeds of the disposition (as determined on the disposition date) or;

(2)

Redeem from the holders of the Class C common stock, for cash, securities (other than common stock) or other property, or a combination thereof, in an amount having a fair value equal to 60% of the net proceeds of such disposition, all the outstanding shares of Class C common stock, provided, however, that if the price per share of Class C common stock to be paid thereby shall be less than the average market value for a share of Class C common stock during the 20 consecutive trading-day period preceding (and including) the disposition date, only the number of shares of Class C common stock that could be purchased at such average market value during the 20 consecutive trading-day period preceding (and including) the disposition date shall be redeemed.

At any time within one year after completing any special dividend payment or partial redemption, we may issue, in exchange for each remaining outstanding share of the Class C common stock, a number of shares of Class A common stock having an aggregate average market value equal to 110% of the average market value of a share of Class C common stock during the 20 consecutive trading-day period ending on (and including) the 5th trading-day immediately preceding the date on which we mail the notice of exchange to holders of Class C common stock.

Dividends

We have never paid a cash dividend on our common stock and we do not anticipate paying any dividends on our common stock in the foreseeable future. We anticipate retaining future earnings, if any, to fund our future operations.

Recent Sales of Unregistered Securities

During the three years ended December 31, 2003 we issued shares of our common stock pursuant to our consulting agreements, conversion of our debt and in connection with our sale of our common stock to accredited investors.  All of these stock issuances transactions described below were deemed to be exempt from registration under the Securities Act of 1933, as amended (the "Act") in reliance on Section 4(2) of the Act as transactions by an issuer not involving any public offering. All of the securities issued in reliance on Section 4(2) contained a restrictive legend to the effect that they could not be sold or transferred without registration or an applicable exemption.

STOCK ISSUANCE DURING THE YEAR ENDED DECEMBER 31, 2003

During the year ended December 31, 2003, we issued 7,885,000 shares of our Class A common stock to five individuals/entities and 28,878,000 shares of our Class C common stock to nine individuals/entities as consideration for consulting services performed.  Shares issued under these arrangements were valued in the aggregate of $71,650 and $1,454,400, respectively.

In December 2003, we converted a $250,000 convertible note into 5,000,000 shares of Class C common stock, and a $150,000 convertible note as well as cash advances of $265,670 into 41,567,000 shares of Class A common stock issued to one entity. In addition, a stockholder converted a $250,000 convertible note into 5,000,000 shares of Class C common stock.

During the year ended December 31, 2003, we sold 20,148,672 shares of our Class A common stock to four individuals/entities and 1,460,000 shares of our Class C common stock to eight individuals, and realized net proceeds of $202,049 and $340,000, respectively.

In December 2003, in connection with the acquisitions of IMED and GTI, we issued to the owners of IMED and GTI 4,000,000 shares of Class A common stock and warrants valued at $40,000, and 500,000 Class C common stock and options valued at $49,000, respectively.

In June 2003, one of our executives exercised his right and made a one-time exchange of 5,000,000 shares of Class C common stock for 5,000,000 shares of Class A common stock, as approved by our Board of Directors.

In June 2003, a stockholder exercised his right and made a one-time exchange of 5,473 shares of Class B common stock for 547 shares Class C common stock, as approved by our Board of Directors.

During 2003, an employee contributed services valued at $50,000.

STOCK ISSUANCE DURING THE YEAR ENDED DECEMBER 31, 2002

During the year ended December 31, 2002, we issued 18,300,000 shares of Class A common stock to three individuals/entities, 1,200,000 shares of Class B common stock to four individuals/entities and 20,000,000 shares of Class C common stock to one individual as consideration for consulting services performed.  Shares issued under these arrangements were valued in the aggregate of $109,800, $7,200 and $20,000, respectively.

During 2002, a stockholder converted a $100,000 convertible note, plus accrued interest of $20,000, into 1,655,000 shares of Class A common stock.

During the year ended December 31, 2002, we issued 4,665,069 shares of Class B common stock to ninety-seven individuals/entities in settlement of liabilities in accordance with the Plan, of Reorganization. The shares were valued at $27,991, resulting in a gain on settlement of liabilities totaling $4,637,078, which was reported as a gain in the consolidated statements of operations during 2002.

STOCK ISSUANCE DURING THE THREE MONTHS ENDED DECEMBER 31, 2001

We issued 5,200,000 shares of our Class A common stock as consideration for consulting services performed by two individuals.  Shares issued under these arrangements were valued in the aggregate of $260,000.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER OUR EQUITY COMPENSATION PLANS

The following table sets forth certain information as of December 31, 2003, regarding securities authorized for issuance under our equity compensation plans, including individual compensation arrangements.

	-------------------- NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS --------------------	----------------- WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS --------------------	---------------- NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS ---------------------
PLAN CATEGORY --------------	--------------------	--------------------	---------------------
Equity Compensation Plans approved by security holders --------------	0 --------------------	N/A --------------------	0 --------------------
Equity Compensation plans not approved by security holders --------------	62,518,000 --------------------	$0.18 --------------------	20,050,000(1) --------------------
TOTAL --------------	62,518,000 --------------------	$0.18 --------------------	20,050,000 --------------------

(1) During 2001, our Board of Directors adopted the 2001 Stock Incentive Plan. We have reserved a total of 25,000,000 shares of Common Stock for issuance under the Stock Incentive Plan, of which 20,050,000 remained available as of December 31, 2003. The Stock Incentive Plan authorizes the grant of incentive options, non-statutory options, and restricted and unrestricted stock by the Board of Directors. For a complete description of the 2001 stock Incentive Plan, please refer to footnote 10 to the Consolidated Financial Statements.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-KSB, including, without limitation, statements using words such as "believe", "expect", "anticipate", "intend", "estimate", "plan", and words and expressions of similar import, constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements involve risks and uncertainties, and our actual results could differ from those anticipated in such statements as a result of these risks and uncertainties. In addition to the uncertainties stated elsewhere in this report, the factors which could affect these forward-looking statements include, but are not limited to, adverse changes in general economic conditions, including adverse changes in the specific markets for our products, adverse business conditions, increased competition, pricing pressures, lack of success in marketing our products and services, and other factors. These forward-looking statements speak only as of the date of this report and readers are cautioned not to place undue reliance upon such statements.

YEARS ENDED DECEMBER 31, 2003 AND 2002

Revenue

Revenue in 2003 increased by 39% from $1,953,000 in 2002 to $2,712,000 for 2003.  Our increase was related to an increase in the number of correctional facilities services by TTC.

Telecommunications, Commissions, Billing and Collections and Bad Debts

Our combined costs for telecommunications, commissions, billing and collections and bad debts increased from $1,622,000, or 83% of revenue during 2002 to $2,123,000, or 78% of revenue, during 2003.  The increase in these costs relates to the increase in the number of correctional facilities services by TTC.  The improvement in the percentage of revenue is primarily due to the billing and collection costs which were 11% of revenue for 2003 and 16% of revenue for 2002.

Selling, General and Administrative

Selling, general and administrative expenses were $1,542,000, or 57% of revenue, in 2003 and $424,000, or 22% of revenue, in 2002.  During 2002, other than our TTC operations, our business was inactive and our efforts were devoted to emerging from our bankruptcy protection.  In December of 2002, we emerged from bankruptcy protection.  In connection with our business plan, during 2003 we added costs such as consultants, professional fees and other overhead costs.  These costs related to, (i) starting the process of bringing our public filings current, (ii) assembling an industry knowledgeable management team, (iii) adding staff to our internal accounting department, (iv) strengthening our Board of Directors and, (v) establishing an audit committee.

Compensatory Element of Stock Issuances

Due to our limited cash resources, we compensated our consultants using our common stock.  During 2003, we issued, to various consultants and related parties, 7,885,000 shares of our Class A common stock valued at $71,650 and 28,878,000 shares of our Class C common stock valued at $1,454,400.  Of this amount, 25,000,000 shares of Class C common stock, valued at $1,250,000, were issued to Lilly Beter Capital Group, Ltd. in exchange for the cancellation of 250,000,000 preferred stock options held by them.  The expenses related to compensatory element during 2003 includes amortization of unearned consulting fees from 2002 of $15,000.

The expense related to compensatory stock issuances during 2002 totaled $522,000 and substantially consisted of $400,000 related to the amortization of unearned consulting fees from a 2001 stock issuance.

Depreciation and Amortization

Depreciation and amortization expenses totaled $210,000, or 8% of revenue, in 2003, and $201,000, or 10% of revenue, in 2002.

Impairment of Goodwill

Impairment of goodwill was $174,000 in 2003. This was a result of our write-down of goodwill in connection with the acquisitions of IMED in March 2003 and GTI in December 2003.

Reorganization Expenses

In 2002 we incurred expenses in connection with our bankruptcy which totaled $1,349,000 and was classified as reorganization costs.  We emerged from bankruptcy in December of 2002 and accordingly we had no such costs during 2003.

Gain on Extinguishment of Debt

In 2002 we recognized a gain of $4,637,000 related to our discharge of indebtedness as a result of our approved plan of reorganization.

Interest Expense

Interest expense for 2003 was $21,000 as compared to $187,000 for 2002.  The 2002 interest expense related to interest on debt which was discharged as a result of our bankruptcy and interest on debt which was converted to equity during 2003.  Our interest bearing debt as of December 31, 2003 totaled $47,000.

Net (Loss) Income

We incurred a net loss of $2,899,000 in 2003 which was principally attributable to (i) $1,541,000 related to our compensatory stock issuances and (ii) $1,000,000 of selling, general and administrative costs related to the creation our corporate infrastructure.

During 2002, our net income was $2,286,000 which was primarily attributable to a gain of $4,637,000 from our discharge of indebtedness pursuant to our approved plan of reorganization offset by (i) reorganization costs related to our bankruptcy totaling $1,349,000 and (ii) compensatory stock issuances of $522,000.

YEARS ENDED DECEMBER 31, 2002 AND 2001

Revenue

Revenue in 2002 increased by 128% from $858,000 in 2001 to $1,953,000 for 2002.  Our increase was related to the acquisition of TTC in September 2001 and an increase in the number of correctional facilities services by TTC.

Telecommunications, Commissions, Billing and Collections and Bad Debts

Our combined costs for telecommunications, commissions, billing and collections and bad debts increased from $626,000, or 73% of revenue during 2001 to $1,622,000, or 83% of revenue, during 2002.  The increase in these costs relates to the acquisition of TTC in September 2001.  The costs as a percentage of revenue increased due to higher commissions paid to our new locations.

Selling, General and Administrative

Selling, general and administrative expenses were $424,000 in 2002 and $2,559,000 in 2001.  During 2002, other than our TTC operations, our business was inactive and our efforts were devoted to emerging from our bankruptcy protection.  In December of 2002 we emerged from bankruptcy protection.  Our 2001 expenses consisted of four months of costs related to TTC, our management salaries and expenses and professional costs.

Compensatory Element of Stock Issuances

Due to our limited cash resources, we compensated our consultants using our common stock.  During 2001, we issued, to various consultants and related parties, 28,032,000 shares of our Class A common stock valued at $2,625,000.  Of this amount, $2,225,000 was charged to 2001 and $400,000 was charged to 2002.

The expense related to compensatory stock issuances during 2002 totaled $522,000 and substantially consisted of $400,000 related to the amortization of unearned consulting fees from a 2001 stock issuance.

Depreciation and Amortization

Depreciation and amortization expenses totaled $201,000 in 2002 and $71,000 in 2001.  The increase related to the property and equipment acquired from the TTC acquisition.

Reorganization Expenses

In 2002 we incurred expenses in connection with our bankruptcy which totaled $1,349,000 and was classified as reorganization costs.  We emerged from bankruptcy in December of 2002.

Gain on Extinguishment of Debt

In 2002 we recognized a gain of $4,637,000 related to our discharge of indebtedness as a result of our approved plan of reorganization.

Interest Expense

Interest expense for 2002 was $187,000 as compared to $168,000 for 2001.  The 2002 interest expense related to interest on debt which was discharged as a result of our bankruptcy and interest on debt which was converted to equity during 2003.

Net (Loss) Income

We incurred a net loss of $4,983,000 in 2001 which principally consisted of (i) $2,225,000 related to our compensatory stock issuances and (ii) $2,559,000 of selling, general and administrative costs.

During 2002, our net income was $2,286,000 which was primarily attributable to a gain of $4,637,000 from our discharge of indebtedness pursuant to our approved plan of reorganization offset by (i) reorganization costs related to our bankruptcy totaling $1,349,000 and (ii) compensatory stock issuances of $522,000.

QUARTERS ENDED MARCH 31, 2003, JUNE 30, 2003, SEPTEMBER 30, 2003 AND MARCH 31, 2002, JUNE 30, 2002, SEPTEMBER 30, 2002

Revenue for the first quarter of 2003 was $499,000 as compared to $494,000 for the same quarter of the prior year. Loss from operations for the first quarter of 2003 increased to $687,000 as compared to $238,000 for the same quarter of the prior year.  While revenue remained virtually unchanged, selling, general and administrative expenses increased to $387,000 for the first quarter of 2003 from $115,000 for the same quarter of the prior year.  The increase in selling, general and administrative expenses in the first quarter 2003 was also the result of our emerging from bankruptcy in late 2002 and operating under our new business development plan. Depreciation and amortization expense for the first quarter of 2003 was $51,000 as compared to $44,000 for the same quarter of the prior year. Interest expense amounted to $10,000 for the first quarter of 2003, a decrease from $44,000 for the same quarter the prior year.  The decrease was primarily due to the high interest paid by us in 2002 and the elimination of debt in December 2002 as a result of our approved plan of reorganization.  Compensatory element of stock issuances increased to $365,000 for the first quarter 2003 from $150,000 for the same quarter of the prior year.  The increase is due to the issuance of Class A and Class C common stock for services rendered during the period.  We had a net loss of $698,000 in the first quarter of 2003, compared to a net loss of $513,000 for the same quarter the prior year.

Revenue for the second quarter of 2003 was $565,000 as compared to $546,000 for the same quarter of the prior year. Loss from operations for the second quarter of 2003 increased to $738,000 as compared to $189,000 for the same quarter of the prior year. While revenue remained virtually unchanged selling, general and administrative expenses increased to $466,000 for the second quarter of 2003 as compared to $82,000 for the same quarter the prior year.  Depreciation and amortization expense for the second quarter of 2003 was $52,000 as compared to $44,000 for the same quarter of the prior year. Interest expense amounted to $4,000 for the second quarter of 2003, a decrease from $44,000 for the same quarter the prior year.  Compensatory element of stock issuances increased to $342,000 for the second quarter 2003 from $150,000 for the same quarter of the prior year.  The increase is due to the issuance of Class A and Class C common stock for services rendered for the period.  We had a net loss of $741,000 in the second quarter of 2003, compared to a net loss of $607,000 for the same quarter the prior year.

Revenue for the third quarter of 2003 was $759,000 as compared to $437,000 for the same quarter of the prior year.  The increase in revenue was primarily due to new facilities added by our operating subsidiary TTC.  Loss from operations for the third quarter of 2003 increased to $570,000 as compared to $347,000 for the same quarter of the prior year.  Despite our revenue increase, our loss from operations increased as our selling, general and administrative expenses increased to $349,000 for the third quarter of 2003 as compared to $114,000 for the same quarter the prior year.  Depreciation and amortization expense for the third quarter of 2003 was $53,000 as compared to $44,000 for the same quarter of the prior year. Interest expense amounted to $3,000 for the third quarter of 2003, a decrease from $44,000 for the same quarter the prior year.  Compensatory element of stock issuances increased to $313,000 for the third quarter 2003 from $100,000 for the same quarter of the prior year.  The increase is due to the issuance of Class A and Class C common stock for services rendered for the period.  We had a net loss of $574,000 in the third quarter of 2003, compared to a net loss of $524,000 for the same quarter the prior year.

LIQUIDITY AND FINANCIAL CONDITION AS OF DECEMBER 31, 2003

Current assets at December 31, 2003 amounted to $394,000. We had a working capital deficit of $464,000 at December 31, 2003. This compares with current assets of $242,000 in 2002 and a working capital deficit of $741,000.  During 2003, current liabilities decreased by $125,000 or 13%, primarily due to the conversion of advances and a note payable from related parties to common stock, offset by an increase in accounts payable and accrued expenses.

Cash used in operating activities during 2003 was $555,000 which was attributable to our net loss of $2,899,000 offset by (i) non-cash consulting expenses consisting of stock-based compensation of $1,541,000, depreciation and amortization of $210,000 and goodwill impairment of $174,000 and (ii) an increase in accounts payable of $521,000.

Cash used in investing activities during 2003 was $171,000 which consisted of expenditures for property and equipment.

Cash flows from financing activities during 2003 totaled $742,000 which consisted of proceeds from the sale of our common stock totaling $542,000 and proceeds from stockholder loans totaling $272,000.

Cash used in operating activities during 2002 was $509,000 which was attributable to our net income of $2,286,000 reduced by non-cash gain related to the discharge of indebtedness of $4,637,000 related to our approved plan of reorganization and increased by our (i) non-cash expenses consisting of stock-based compensation of $755,000, and debt premium of $586,000 and depreciation and amortization of $201,000 and (ii) an increase in accounts payable of $247,000.

Cash used in investing activities during 2002 was $44,000 which consisted of expenditures for property and equipment of $19,000 and an advance of $25,000 in connection with our then proposed acquisition of IMED.

Cash flows from financing activities during 2002 totaled $537,000 which consisted primarily of advances from our stockholders totaling $517,000.

Our financial statements disclose that we incurred net (losses)/income of approximately ($2,899,000), $2,286,000 and ($4,983,000) during the years ended December 31, 2003, 2002 and 2001, respectively.

In view of our recurring losses and our working capital deficit, our auditors have added an explanatory paragraph to their report on our financial statements stating that there is a substantial doubt about our ability to continue as a going concern.  Management believes that our major shareholders will continue to advance the capital required to meet our financial obligations.  In addition, management believes that its new focus on business through its subsidiaries, TTC and iHS, will improve our operating results over time.  There is no assurance, however, that our shareholders will continue to advance capital to us or that our new business operations will be profitable.  The possibility of failure in obtaining additional funding and the potential inability to achieve profitability raise doubts about our ability to continue as a going concern.  The financial statements described in this report do not include any adjustments that might result from the outcome of this uncertainty.

We are aggressively working on completing all of our outstanding public filings and we intend to be compliant on a going-forward basis. This will allow us to apply for re-listing on the OTC Bulletin Board, thereby increasing shareholder liquidity and gaining easier access to capital through equity transactions.

Additionally, in February 2003, we formed an Advisory Board to assist in the development and execution of our business plan. The Board consists of several recognized business and industry leaders. These individuals will provide guidance and experience, access to prospective customers, and build industry awareness for our products and services.

We formed a new subsidiary iHS from our IMED acquisition, to address the demand for telemedicine related systems and services to the healthcare industry. We believe that iHS will complement and enhance our current product offerings and greatly expand our customer base. We are also pursuing strategic acquisitions to provide us with the potential for growth and vertical integration within this new market. During 2003, we raised additional capital through the sale of our common stock to private investors totaling approximately $542,000 and we received advances from LBCG totaling $242,000.

Since December 31, 2003 LBCG has advanced to us approximately $257,000 through August 31, 2004. These advances are payable on demand and provide for interest at a rate of 7% per annum. On March 31, 2004, LBCG exercised its options to purchase 18,000,000 shares of class A common stock at $.01 per share, and satisfied the exercise price by reducing our obligation to LBCG by $180,000.

Through May 2004, we sold 275,000 shares of our class C common stock and realized net proceeds of $275,000.

On October 21, 2003, we entered into a credit agreement with LBCG effective January 1, 2003, whereby LBCG will provide a $5,000,000 unsecured revolving line of credit, bearing interest at 7% per annum, expiring January 1, 2006.  As of December 31, 2003, no advances were outstanding under this agreement.

We believe that required investment capital will be available to us, but there can be no assurance that we will be able to raise funds on terms acceptable to us, or at all. We have the ability to adjust the level of selling and administrative expenses to some extent based on the availability of resources. However, reductions in expenditures could delay development and adversely affect our ability to generate future revenues.

Any equity-based source of additional funds could be dilutive to existing equity holders and the dilution could be material. The lack of sufficient funds from operations or additional capital could force us to curtail or scale back operations and would therefore have an adverse effect on our business. Other than our credit line with LBCG, we have no unused sources of liquidity at this time. We expect to incur additional operating losses as a result of expenditures for marketing costs for our iHS products and services. The timing and amounts of these expenditures and the extent of our operating losses will depend on many factors, some of which are beyond our control. Accordingly, there can be no assurance that our current expectations regarding required financial resources will prove to be accurate. We anticipate that the development of our telemedicine services may require increased operating costs; however, we cannot currently estimate the amounts of these costs.

OFF-BALANCE SHEET ARRANGEMENTS

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

EFFECT OF INFLATION AND CHANGES IN PRICES

Management does not believe that inflation and changes in price will have a material effect on operations.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the disclosure of contingent assets and liabilities as of the date of the financial statements and the amounts of revenues and expenses recorded during the reporting periods. We base our estimates on historical experience, where applicable, and other assumptions that we believe are reasonable under the circumstances. Actual results may differ from our estimates under different assumptions or conditions.

The sections below present information about the nature of and rationale for our critical accounting estimates.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries, TTC, iHS, DebitFone International, Inc. (“DebitFone”) (inactive), Iceberg Oil and Gas, Inc. (inactive), and High Yield Financial, Inc. (inactive).  Intercompany accounts and transactions have been eliminated.

CONCENTRATIONS

Statement of Financial Accounting Standards ("SFAS") No. 105, "Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", requires that we disclose any significant off-balance-sheet and credit risk concentrations. Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of accounts receivable.  Our revenue is primarily concentrated in the southwestern United States in the telecommunications industry.  We do not require collateral on our accounts receivable balances and we provide allowances for potential credit losses.  Our allowance for doubtful accounts has been established based on historical experience and our evaluation of outstanding accounts receivable at the end of the accounting period.

IMPAIRMENT OF GOODWILL AND AMORTIZABLE INTANGIBLES

In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets," we review goodwill for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of our business enterprise below its carrying value. The impairment test requires us to estimate the fair value of our overall business enterprise down to the reporting unit level. We estimate fair value using both a discounted cash flows model, as well as an approach using market comparables, both of which are weighted equally to determine fair value. Under the discounted cash flows method, we utilize estimated long-term revenue and cash flows forecasts developed as part of our planning process, as well as assumptions of terminal value, together with an applicable discount rate, to determine fair value. Under the market approach, fair value is determined by comparing us to similar businesses (or guideline companies). Selection of guideline companies and market ratios require management's judgment. The use of different assumptions within our discounted cash flows model or within our market approach model when determining fair value could result in different valuations for goodwill.

ESTIMATED USEFUL LIVES OF AMORTIZABLE INTANGIBLE ASSETS

Intangible assets are amortized utilizing the straight-line method over the terms of the respective agreements, which range from three to five years.  The location contracts are being amortized over a three-year period.  The covenant not-to-compete is being amortized over a five-year period.

IMPAIRMENT OF LONG-LIVED ASSETS

Pursuant to SFAS No. 144, we periodically assesses the recoverability of long-lived assets, when there are indicators of potential impairment, by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them.  At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values.

REVENUE RECOGNITION

We derive our revenues principally from TTC’s non-coin calls.  These non-coin calls are handled through an “unbundled” service arrangement, whereby TTC recognizes non-coin revenue equal to the total amount charged the end user for the placement of the call.  Utilizing an unbundled services arrangement, TTC performed certain functions necessary to service non-coin calls, incurring specific expenses using the long distance company’s switching equipment, billing arrangements and other services on an as-needed basis to complete and bill for these calls.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections”.  SFAS No. 145 requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they meet the criteria in APB No. 30 (“Opinion No. 30”).

Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent that meets the criteria for classification as an extraordinary item.  Peninsula adopted SFAS No. 145 during the year ended December 31, 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred.  SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  Peninsula adopted this statement on January 1, 2002.

In November 2002, the FASB issued Financial Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and we adopted the disclosure requirements during the first quarter ending March 31, 2003.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”.  This interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements”, provides guidance for identifying a controlling interest in a Variable Interest Entity (“VIE”) established by means other than voting interests.  FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest.  In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46(R), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51” (“FIN No. 46(R)”).  The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests.   Application of FIN No. 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003.  Application by public small business issuers’ entities is required in all interim and annual financial statements for periods ending after December 15, 2004.  We adopted FIN 46 during the year ended December 31, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. The statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts and for hedging activities under SFAS 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003 the guidance should be applied prospectively. The provisions of this Statement that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. We adopted SFAS No. 149 during the year ended December 31, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 affects the issuer's accounting for three types of freestanding financial instruments: (i) mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets; (ii) instruments that do, or may require to, buy back some of its shares in exchange for cash or other assets include put options and forward purchase contracts; and (iii) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer's shares.

SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We adopted SFAS No. 150 during the year ended December 31, 2003.

ITEM 7 - FINANCIAL STATEMENTS

The financial statements listed in the accompanying index to the Financial Statements are attached as part of this report, commencing on page F-1.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

         ACCOUNTING AND FINANCIAL DISCLOSURE

Effective September 9, 2002, Peninsula, as a result of a merger of certain Partners of Grassi & Co., CPA’s P.C. into Marcum & Kliegman LLP, dismissed Grassi & Co., CPA’s, P.C. and named Marcum & Kliegman, LLP as its independent public accountants to audit the financial statements for the years ended December 31, 2003, 2002, and 2001. The decision to change independent public accountants was approved by our Board of Directors.

In connection with the audits for the years ended December 31, 2001, and through the date of the change in accountants, there were no disagreements with Grassi & Co., CPA’s, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to their satisfaction would have caused them to make reference in connection with their opinion on the subject matter of the disagreements.

ITEM 8-A - CONTROLS AND PROCEDURES

We have developed a set of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed under the Securities Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms. Our disclosure controls are also designed with the objective of ensuring that this information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Based upon their evaluation as of the end of the period covered by this report, our chief executive officer and chief financial officer concluded that, if we are able to successfully address the material weaknesses in our internal accounting controls as discussed below, our disclosure controls and procedures will be effective to ensure that information required to be included in our periodic SEC filings is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.

Our board of directors were advised by Marcum & Kliegman, LLP, our independent registered public accounting firm, that during their performance of audit procedures related to our audited financial statements for the years ended December 31, 2003, 2002 and 2001, Marcum & Kliegman LLP identified two material weaknesses, as defined in Public Company Accounting Oversight Board Standard No. 2, in our internal control over financial reporting.  Those weaknesses are as follows:

We lack sufficient human resources within our accounting and financial reporting function. Also, we must improve controls surrounding monitoring and oversight of the work performed by accounting and financial reporting personnel.

Insufficient analysis and review of the selection and application of generally accepted accounting principles to significant non-routine transactions, including the preparation of financial statement disclosures relating thereto.

These material weaknesses result in deficiencies in the processes and procedures within our accounting and financial reporting function and contributed to delays in the completion and filing of our forms with the SEC, including this annual report of Form 10KSB.

We have assigned a high priority to the short-term and long-term improvement of our system of internal controls over our financial reporting. Actions to address the material weaknesses described above that we will undertake, or have undertaken, include the following among others:

We periodically review the staffing of our accounting and financial reporting functions to ensure appropriate staffing and supervision of those functions. In February, 2003 we hired a president of iHS, who is an experienced chief financial officer. In February 2003, based on an evaluation of our existing accounting resources, management developed a plan to restructure the accounting and financial reporting function. This plan includes both the addition of new resources and the replacement of certain existing resources. At that time, we began recruiting efforts for various positions within our accounting department. In March, 2003, we hired a full charge bookkeeper.

Management believe that through actions taken to date and further proposed actions, that the material weaknesses brought to our attention by Marcum & Kliegman, LLP will be remediated by the end of 2004.

Other than the changes described above, there have been no changes in our internal control over financial reporting during the period covered by this report that significantly affect our control environment.

In addition to the matters discussed above, the independent registered public accounting firm responsible for the audit of our financial statements as of and for the year ending December 31, 2005 must attest to and issue a report on management’s assessment of the design and operational effectiveness of our internal control over financial reporting.  Although we intend to conduct a rigorous review of our internal control over financial reporting to help achieve compliance with the Section 404 requirements of the Sarbanes-Oxley Act, if our independent registered public accounting firm is not satisfied with our internal control over financial reporting or with the level at which it is documented, designed, operated or reviewed, they may decline to attest to management’s assessment or may issue a qualified report identifying either a significant deficiency or a material weakness in our internal controls. This could result in significant additional expenditures responding to the Section 404 internal control audit, a diversion of management attention and potentially an adverse reaction to our common stock in the financial markets.

Limitations of Disclosure Controls and Procedures

Our management, including our chief executive officer and chief financial officer, does not expect that our disclosure controls or internal control over financial reporting will prevent all errors or all instances of fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and any design may not succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitation of a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 8-B – OTHER INFORMATION

None.

PART III

ITEM 9 - DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The Directors and Executive Officers of the Company and certain information concerning them as of September 30, 2004, are set forth below:

       Name                  Position with the Company

Age

--------------------         --------------------------

---

Lilly Beter

Chairman of the Board,

70

President, Director

Celso B. Suarez, Jr.

Secretary of the Board,

48

Chief Financial Officer,

Corporate Legal Counsel,

Director

Dr. Richard Bono

President, Total Telephone

67

Concepts Inc., Director

James Kesaris

President, Informatic Healthcare

54

Solutions Ltd., Director

Anita Lockridge

Director, Chairperson Audit

47

& Compensation Committees

Peter Feldman

Director, Member Audit and

59

Compensation Committees

Marilyn Rothstein

Director, Member Audit and

82

Compensation Committees

Khoren Shaginian

Director, Member Audit and

42

Compensation Committees

Dr. Glenn Caddy

Director                            57

Roman Fisher

Director

57

Mrs. Lilly Beter has been Chairman of the Board of Directors and President and Director since December, 2002.  Ms. Beter joined the Board of Directors in February 2001, for a term of one year or until such time as a successor is elected by our shareholders.  In addition to her position with the Company, Mrs. Beter is President of Lilly Beter Capital Group, Ltd., which provides global financial consulting services.  Mrs. Beter founded Lilly Beter Capital Group, Ltd. more than thirty years ago with her late husband, Dr. Peter Beter.  Dr. Beter was General Counsel for the Export-Import Bank of Washington and a candidate for the governorship of West Virginia.  Some of the projects on which Dr. and Mrs. Beter collaborated include: SODESMIR, a mineral exploration company in Zaire, representing American gas utilities building a pipeline the length of Argentina, and representing interests in underwater manganese nodule exploration in the Pacific.  After Dr. Beter's death in 1987, Mrs. Beter took over full-time management of Lilly Beter Capital Group, Ltd., where she continues to oversee the day-to-day operations. During her long and diverse career, Mrs. Beter has been a member of numerous Boards of Directors for both public and private companies as well as some of the world’s most recognized charities.

Mr. Celso B. Suarez, Jr. has been the Secretary of the Board of Directors, Chief Financial Officer, and Corporate Counsel of the Company since December 2002.  Mr. Suarez joined the Board of Directors in February 2001, for a term of one year or until such time as a successor is elected by our shareholders.  Mr. Suarez is a consultant to Lilly Beter Capital Group, Ltd. In addition, from March 1999 to September 1999, Mr. Suarez was Assistant General Counsel of OCS, Inc., a Texas corporation in the waste processing industry. >From January 1997 to March 1999, Mr. Suarez served as Assistant General Counsel and as a director of ZEROS USA, Inc., a Texas corporation in the waste processing industry. Mr. Suarez is a practicing attorney, with his private practice located in Houston, Texas.  Mr. Suarez earned his Bachelor of Arts Degree from the University of Houston in 1980 and a Law Degree from Drake University College of Law in December 1982.

Dr. Richard J. Bono joined the Board of Directors in January 2003, for a term of one year or until such time as a successor is elected by our shareholders.  Dr. Bono has over 20 years experience at the senior executive level in the telecommunications business. He is the Founder and CEO of Total Telephone Concepts, Inc.  From 1998 to 2002 Dr. Bono was president of Med-Ed Tech/I-Med, a Telemedicine services company located in Houston, Texas.  From 1980 to 1985 he was president of US Connect and president of US Long Distance of Louisiana. Before entering the business world, he ran a private dental practice for 27 years.  Dr. Bono was a U. S. Navy and Marine Corp Dentist and was discharged with the rank of Lt. Commander. Dr. Bono graduated from McNeese State University with a Bachelor of Sciences and received his DDS Degree from Loyola Dental School in 1963.

Mr. Kesaris was appointed president of Informatic Healthcare Solutions, Ltd. and joined the Board of Directors in March 2003.  Mr. Kesaris’ term on the board was for one year or until such time as a successor is elected by our shareholders.   Prior to his appointment, Mr. Kesaris was a partner with Tatum CFO Partners, LLP. Tatum is a national professional services firm that provides business-consulting services.  Mr. Kesaris’ clients have included a publicly traded, development stage telecom company, several small privately held emerging growth companies, and a multi-billion dollar private equity firm. In addition, he has over 25 years of multi-industry background experience encompassing manufacturing, service oriented, and public accounting businesses. From 1998 to 2000, Mr. Kesaris served as Vice-President and CFO of Next Nutrition, Inc., a privately held company in the consumer-based nutritional supplements market.  From 1993 to 1998 Mr. Kesaris served as a controller for one of Chromalloy Gas Turbine Corporation’s worldwide operating facilities.  In 1971 Mr. Kesaris received his B.S. in Electrical Engineering and in 1973 Mr. Kesaris received an MBA from the University of Illinois.  Upon graduation, he joined Arthur Young & Company and earned his CPA certificate and license.  Mr. Kesaris practiced with Arthur Young & Company from 1973 to 1976.

Mrs. Lockridge joined the Board of Directors in January 2003, for a term of one year or until such time as a successor is elected by our shareholders  Ms. Lockridge has over 20 years experience in healthcare, food service, food manufacturing and insurance industries. She received a Bachelor of Science degree in Accounting from Chicago State University in Chicago Illinois, and she received a Masters of Science in Accounting degree from The University of Memphis in Memphis Tennessee.  Mrs. Lockridge is a CPA and a member of the

American Institute of Certified Public Accountants and the Tennessee Society of Certified Public Accountants.  She began her career as a Corporate Staff Auditor for McDonald’s Corporation in 1980.  Mrs. Lockridge worked from 1990 to 1997 at the Regional Medical Center at Memphis, and as Chief Financial Officer from 1995 to 1997. From 1998 to 2001 she served as Vice-President of Finance at Tarrant County Hospital District in Texas overseeing budgets of $300 million.  Currently, Mrs. Lockridge is Senior Vice President and Chief Financial Officer at Self Regional Healthcare located in South Carolina.

Mr. Feldman joined the Board of Directors in June 2003, for a term of one year or until such time as a successor is elected by our shareholders.  Mr. Feldman has over 25 years experience at the senior management level in directing multi-million dollar operations in global theaters and is recognized for capitalizing on existing product potential and identifying new growth opportunities.  Since 1990 Mr. Feldman has served as a private business consultant and his experience includes serving as a senior advisor to the President of a healthcare company, serving as an advisor to a NASDAQ company with sales of $160 million, and as an advisor to high volume medical practices on restructuring and turnaround issues.  From 1984 to 1989 Mr. Feldman was CFO for The Morris Companies, a real estate development firm located in New Jersey.  From 1984 to 1989 Mr. Feldman was Managing Partner of Isidore Feldman & Company, CPAs.  He received his BA Degree in Accounting from Hofstra University in 1967.

Mrs. Rothstein joined the Board of Directors in June 2003, for a term of one year or until such time as a successor is elected by our shareholders.  Ms. Rothstein has devoted her life to philanthropy and community affairs. Some of the positions she holds and philanthropic commitments she has made include: Board member of the Cultural Arts Committee at the Jewish Community Center in Boca Raton, where she is also a donor to their new library, Wisdom Ring member at the Morikami Japanese Museum and Chairman and underwriter of their annual fundraising ball. Founding member and donor to the Boca Raton Museum, founder of a scholarship and book fund for Hartford University in Connecticut, organizer and participant in the Greater Hartford Drug Information Program involving local physicians and mayors of surrounding cities, president and Board member of the Hartford Symphony Auxiliary and memberships in the Asia Society in New York City, the Wadsworth Athenium Museum in Hartford, the Metropolitan Museum in New York City, Habitat for Humanity, NAACP, Word Affairs Center, Red Cross, Anti-Defamation League and the Norton Museum in Palm Beach. Marilyn is a citizen of the world having traveled extensively in Europe, the Near East, the Far East and Africa.

Mr. Shaginian joined the Board of Directors in February 2001, for a term of one year or until such time as a successor is elected by our shareholders.  Mr. Shaginian has over 18 years experience in finance and project development. Mr. Shaginian received a Bachelor of Science degree in Accounting from the California State University in 1986.  Mr. Shaginian received his CPA certificate in 1990, and he has a broad range of experience in various industries including real estate, environmental, waste management and high technology.  Mr. Shaginian started his career at Coopers and Lybrand in the mid-1980s and has been involved in the development and growth of numerous businesses, including various start-up companies. Since 1997, Mr. Shaginian has been the Chief Financial Officer and Executive Vice President of Komar Investments, LLC, a multi-million dollar holding company engaged in a wide variety of investments. Mr. Shaginian is also widely experienced in corporate and international taxation and is fluent in several languages.

Dr. Glenn Caddy joined the Board of Directors in June 2003, for a term of one year or until such time as a successor is elected by our shareholders.  Dr. Caddy completed his undergraduate degree with honors at the University of New South Wales in Sydney, Australia in 1968 and he received his PhD in Psychology from that same institution in 1973. He moved to the United States in the mid 1970’s to take up an invited Research Scientist position at the Neuropsychiatry Institute, University of California at Los Angeles.  He has held full-time academic appointments and administrative positions at many of the leading universities in the US. He is licensed to practice clinical psychology in Florida and in New South Wales, Australia.  He has been a consultant to various Federal and State Government agencies including the Veterans Administration, the National Institute of Mental Health and the United States Air Force.

Mr. Fisher joined the Board of Directors in June 2003, for a term of one year or until such time as a successor is elected by our shareholders.  Mr. Fisher has over twenty years experience at the senior management level in the healthcare and information technology industries, and currently serves as Chief Information Officer of Metropolitan Health Networks Inc., (MDPA.OB). In 1983 Mr. Fisher served as founder and Vice-President of Coastal Computers, Inc., and in 1985 he was retained to consult and administer the formation and operations of Medical Diagnostic Services Inc.  and Magnetic Imaging Systems, I., Ltd.  In 1993 Mr. Fisher also formed and administered the operations of Crystal River MRI, Inc., and in 1997 he was retained as Executive Vice-President of Metropolitan Health Networks, Inc., as well as Chief Operating Officer of the MRI Scan Center. In 1999 Mr. Fisher became President of Wingate Equity Group, which successfully merged with Globatron Communications. He also joined the Board of Directors of Investors-Street, where he consulted to implement on-line trading systems and was the founding member of an intra-day equity/options hedge fund.  As both a healthcare provider and IT professional, he brings an in-depth understanding of industry’s needs and attitudes to healthcare information technology. Before moving to the United States in 1981, Mr. Fisher had his own legal practice in Germany.  Mr. Fisher studied at George Washington University, Washington, D.C., received his law degree from the University of Basel, Switzerland in 1972, and his Masters of Science degree from Nova University, Fort Lauderdale, Florida in 1984.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Sections 16(a) of the Securities Exchange Act of 1934, as amended, our officers and directors, and holders of more than 10% of our common stock (collectively, the “Reporting Persons”) must file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock.

During the fiscal years ending December 31, 2001, 2002 and 2003 the Company did not file its periodic reports as required under the Securities Act of 1934.  During the same period the beneficial ownership reports required by Section 16(a) of the Exchange Act were not filed.  For the period ending December 31, 2003 the following directors, officers and beneficial owners of more than 10% of our equity securities failed to file the report required by Section 6(a) of the Exchange Act:

Lilly Beter

Lilly Beter Capital Group, Ltd.

Richard J. Bono

Anita Lockridge

James Kesaris

Khoren Shaginian

Celso B. Suarez, Jr.

Each of the persons noted above plans to file a report on Form 3 to report their beneficial ownership, and thereafter they plan to maintain current filings of beneficial ownership as required by Section 16(a) of the Exchange Act.

Code of Ethics

Our Board of Directors has not adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or controller, or other persons performing similar functions.

In the near future, our Board of Directors expects to (i) asses ethics and compliance risks within the organizations, and (ii) evaluate our corporate culture, out internal reporting mechanisms in light of Sarbanes-Oxley, and the time and financial resources necessary to put in place an ethics compliance program.

If we decide to adopt a code of ethics, we intend to satisfy the disclosure obligations set forth in SEC Release No.33-8180 and in Form 8-K.

ITEM 10 - EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal year indicated, all compensation awarded to, earned by or paid to all individuals serving as the Company's Chairman and President or acting in a similar capacity and all Executive Officers of the Company who earned more than $100,000 annually.

SUMMARY COMPENSATION TABLE

Name and Principal Position ______________	Fiscal Year __________	Annual Salary ($) _________	Bonus ($) __________	Other Compen- Sation ($) _________	Number Of Options __________
Lilly Beter Chairman and President	2003(1)(2) 2002(3) 2001	$ 1 N/A N/A	$1,250,000 N/A N/A	$ N/A N/A	- N/A N/A
Celso Suarez Secretary and Chief Fnancial Officer	2003(1)(4) 2002(4) 2001	$ - N/A N/A	$ 10,800 N/A N/A	$ N/A N/A	- N/A N/A
James Kesaris Chief Accounting Officer & President Of iHS	2003(1)(5) 2002(5) 2001	$ - N/A N/A	$ - N/A N/A	$ N/A N/A	- N/A N/A

The Company currently has no pension plan for employees.

(1)

Our executive officers are serving without salaries or bonuses at the current time.

(2)

This figure does not include any direct payment.  It is made up solely of the value of the common stock issued to Lilly Beter Capital Group, Ltd., which is controlled by Ms. Beter, under the 2003 exchange of options by Lilly Beter Capital Group, Ltd. to purchase 250,000,000 shares of our preferred stock at $.01 per share granted to LBCG in March of 2002 for 25,000,000 shares of our class C common stock valued at $1,250,000.

(3)

Does not include value of common stock and options issued to LBCG prior to December 2002, the date which Ms. Beter became our president.

(4)

Does not include value of common stock issued to Mr. Suarez prior to December 2002, the date which he became our Chief Financial Officer.  Includes issuance of 1,800,000 shares of Class A common stock valued at $10,800 issued to Mr. Suarez during 2003 for legal services in connection with our plan of reorganization.

(5)

Does not include value of common stock issued to Mr. Kesaris prior to January 2003, the date which he became the president of our iHS subsidiary and our Chief Accounting Officer.

Other than the options granted to Ms. Beter prior to her becoming our executive officer, no additional stock options or stock appreciation rights were granted to our Executive officers through December 31, 2003.

DIRECTORS' COMPENSATION

As of December 31, 2003 we had no standard arrangement respecting the payment of director’s fees, and we did not pay any director's fees during the 2003, 2002 or 2001 years.

In February 2003, Peninsula entered into a five-year employment agreement with James Kesaris who in February of 2003 became the President of its wholly-owned subsidiary, iHS. The employment agreement provides for a base salary of $180,000 per annum payable on a month-to-month basis, subject to monthly review and approval, and annual increases of $50,000.  In addition, this executive is entitled to board approved discretionary bonuses and other fringe benefits. However, no salary is payable, nor accrued, unless we generate positive cash flow. As such, no salary was paid nor accrued during the year ended December 31, 2003.  During the year ended December 31, 2003, we recorded a charge to earnings of $50,000 and a credit to paid-in-capital of $50,000 related to the value of the services provided by this employee.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the beneficial ownership of our common stock as of September 30, 2004: (i) by each person who is known by us to beneficially own more than 5% of the outstanding shares of any class of our common stock, (ii) by each director, (iii) by each of the officers for whom we are required to provide information, and (iv) by all current directors and executive officers as a group.

Name	Number of Shares of Class A Common stock Beneficially Owned(1)	Percentage of Class A Common stock Outstanding(2)	Number of Shares of Class B Common stock Beneficially Owned (1)	Percentage of Class B Common stock Outstanding(2)	Number of Shares of Class C Common stock Beneficially Owned(1)	Percentage of Class C Common stock Outstanding(2)	Percentage of Total Common stock Outstanding(2)
Lilly Beter	95,000,000(3)	36.00%	0	*	30,000,000(3)	51.16%	38.03%
Lilly Beter Capital Group, Ltd.	95,000,000(4)	36.00%	0	*	30,000,000	51.16%	38.03%
Richard J. Bono	3,429,585	1.50%	0	*	443,000	*	1.17%
Terry Byrne	0	*	325,000	5.28%	0	*	*
Glenn Caddy	0	*	0	*	0	*	*
Peter Feldman	0	*	0	*	0	*	*
Roman Fisher	0	*	0	*	0	*	*
John Hartunian	13,420,000	5.87%	0	*	0	*	4.58%
James Kesaris	5,000,000	2.19%	0	*	15,000,000	25.58%	6.82%
Anita Lockridge	0	*	0	*	350,000	*	*
Marshall Family Trust	16,000,000	7.00%	0	*	0	*	5.46%
Garry McHenry	0	*	508,586	8.27%	0	*	*
Marilyn Rothstein	0	*	0	*	0	*	*
Khoren Shaginian	650,000	*	0	*	1,000,000	1.71%	*
Kosti Shirvanian	12,700,000	5.56%	1,661,000	27.00%	5,000,000	8.53%	6.60%
Celso Suarez	700,000	*	650,000	10.56%	1,800,000	3.07%	1.07%
Current Officers and Directors as a Group (10 persons)	104,779,585(5)	39.71%	650,000	10.56%	48,593,000	82.87%	46.86%

Notes to the Beneficial Ownership Table

*

Less than 1%.

(1)

The inclusion herein of any shares of Class A Common stock, Class B Common stock or Class C Common stock deemed beneficially owned does not constitute an admission of beneficial ownership of those shares.  Unless otherwise indicated, to the knowledge of us based upon information provided by such persons, each person listed above has sole voting and investment power (or shares such power with his or her spouse) with respect to the shares listed.  For purposes of this table, each person is deemed to beneficially own any shares subject to stock options, warrants or other securities convertible into Common stock, held by such person which are currently exercisable (or convertible) within 60 days after September 30, 2004.  Unless otherwise indicated, the address of each beneficial owner is c/o Peninsula Holdings Group, Ltd., 2424 N. Federal Highway, Suite 160, Boca Raton, Florida 33431.

(2)

As of September 30, 2004, on which date there were (i) 228,428,600 shares of Class A Common stock outstanding; (ii) 5,859,596 shares of Class B Common stock outstanding; and iii) 58,893,547 shares of Class C Common stock outstanding, for a total of 293,181,743 shares of total Common stock outstanding.

(3)

Includes the shares and options shown below as beneficially owned by Lilly Beter Capital Group, Ltd., a company controlled by Ms. Beter.

(4)

Includes options for the purchase of an aggregate of 30,433,000 shares of Class A Common stock. Also includes the following: 20,870,000 shares of Class A Common stock which Lilly Beter Capital Group, Ltd. has the power to vote as voting trustee pursuant to Voting Trust Agreements entered into with the record holders of such shares: (i) 295,000 shares of Class A Common stock held of record by Julie Fujita and by Mark and Julie Fujita, trustees, Fujita family trust; (ii) 650,000 shares of Class A Common stock held of record by Khoren Shaginian; (iii) 16,400,000 shares of Class A Common stock held of record  by Kosti Shirvanian, Linda J. Shirvanian, Kosti and Linda J. Shirvanian, Linda Jean Shirvanian Family Trust, Shirvanian Living Trust and Shirvanian Investment Trust; (iv)

300,000 shares of Class A Common stock held of record by Vache and Kostina Hanessian; and (v) 3,225,000 shares of Class A Common stock held of record by the Wolfe Family Trust. The voting trust agreements terminate on December 31, 2005, and the name and address of the voting trustee is Lilly Beter Capital Group, Ltd., 2424 N. Federal Hwy, Suite 150, Boca Raton, FL 33431. Under the trust, the trustee, Lilly Beter Capital Group, has the power to vote on behalf of the trust on all matters presented to the shareholders.

(5)

Includes 11,200,000 shares of Class A Common stock held as trustee of the Shirvanian Living Trust and the Shirvanian Investment Trust.

(6)

Includes options for the purchase of an aggregate of 30,433,000 shares of Class A Common stock held by Lilly Beter Capital Group, Ltd., a company controlled by Ms. Lilly Beter.  Also includes 20,870,000 shares of Class A Common stock which Lilly Beter Capital Group, Ltd. has the power to vote as voting trustee pursuant to Voting Trust Agreements entered into with the record holders of such shares.

ITEM 12 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Advances Payable - LBCG

Since the commencement of the bankruptcy proceeding, we continued to operate in the normal course of business by paying post-petition obligations during the reorganization period from funds provided by LBCG and its investors.  During that period LBCG advanced funds of $516,860 as of December 31, 2002. In addition, LBCG advanced an additional $271,642 during the year ended December 31, 2003. On December 30, 2003, $765,670 of the outstanding advances were converted to equity as LBCG and its investor converted these advances to Class A and Class C common stock, leaving an outstanding balance remaining of $22,832. These advances are payable on demand and provide for interest at a rate of 7% per annum.  LBCG owns 36% of the outstanding Class A common shares and 51% of the Class C common stock.  LBCG is controlled by Ms. Lilly Beter, our president and chairman of the board.

Note Payable - LBCG

In July 2001, LBCG advanced TTC $200,000 for working capital purposes, which was evidenced by a promissory note. During 2002, TTC repaid $50,000 and as of December 31, 2002, the balance due under the note was $150,000. During 2003, we assumed the debt repayment from TTC, and the outstanding balance of $150,000 was subsequently converted to equity on December 30, 2003, as LBCG exercised its option to convert this note to our Class A common stock. The note provided for interest at 8% per annum and was payable on demand.

Line of Credit - LBCG

On October 21, 2003, we entered into a credit agreement with LBCG effective January 1, 2003, whereby LBCG will provide a $5,000,000 unsecured revolving line of credit, bearing interest at 7% per annum, expiring January 1, 2006.  As of December 31, 2003, no advances were outstanding under this agreement.

Notes Payable - Stockholders

As of December 31, 2001, we were indebted to certain of our stockholders as follows:

Unsecured notes payable, annual interest between 8% and 10%	$1,620,244

Unsecured notes payable, annual interest 10%, convertible at the option of the holder (converted in 2002).	100,000

Total Current Notes Payable	$1,720,244

During 2001, we received proceeds of $398,246 from the issuance of unsecured promissory notes with annual interest rates ranging between 8% and 10%. During 2002, a stockholder converted the $100,000 convertible note, plus accrued interest of $20,000, into 1,655,000 shares of Class A common stock.  On March 22, 2002, we filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code.  In accordance with the Plan, we settled the principal of $1,620,244 and accrued interest on the effective date, December 10, 2002, in full with shares of our new class B common stock.

Office Service Agreement

We entered into an office service agreement dated January 1, 2003, with our majority stockholder, Lilly Beter Capital Group, Ltd. for the use of its offices, business center facilities and services including, secretarial, administrative, telecommunications support and other such services as defined in the agreement.  Under the service agreement we are obligated to pay $11,700 per month, subject to escalations as defined in the agreement.  The services agreement expires January 1, 2005; however, there is an automatic extension of the agreement for the same period as the initial term, unless either party terminates the agreement after the initial term.

Options Granted to LBCG

Under the terms of the reorganization plan, in 2002, we granted options to purchase 90,000,000 shares of our Class A common stock exercisable at $.01 per share and options to purchase 250,000,000 shares of our preferred stock exercisable at $.01 per share to LBCG.  This arrangement was outside of the 2001 stock plan for financial advisory services with LBCG.  These options were valued at $233,136 and a charge for this amount is included in reorganization expense in the consolidated statements of operations for 2002. The options expire in January of 2012.  During 2003, LBCG received 25,000,000 shares of restricted Class C common shares valued at $1,250,000 in consideration of financial advisory services and the cancellation of 250,000,000 preferred stock options owned by LBCG.

ITEM 13 – EXHIBITS AND REPORTS ON FORM 8-K

(a)        CONSOLIDATED FINANCIAL STATEMENTS:

Report of Independent Registered Public Accounting Firm                 F-1

Consolidated Balance Sheets as of December 31, 2003, 2002

 and 2001                                                               F-2-4

Consolidated Statements of Operations for the years ended

 December 31, 2003, 2002, and 2001                                      F-5-6

Consolidated Statements of Changes in Stockholders' Equity

 (Deficiency) for the years ended December 31, 2003, 2002 and 2001      F-7-9

Consolidated Statements of Cash Flows for the years ended

 December 31, 2003, 2002 and 2001                                       F-10-12

Notes to Consolidated Financial Statements                              F-13-42

(b)  EXHIBITS:

The following documents are included or incorporated by reference as exhibits to this report:

3.1

Articles of Incorporation, as amended and restated

3.2

By-Laws*

4.1

Specimen Common Stock Certificate for Class A Common Stock

9.1

Voting Trust Agreement – Hartunian Family Trust

9.2

Voting Trust Agreement – Lori Hartunian

9.3

Voting Trust Agreement – Christine Hartunian

9.4

Voting Trust Agreement – Sibba Binladin Trust

9.5

Voting Trust Agreement – Fujita Family Trust

9.6

Voting Trust Agreement – Julie Fujita

9.7

Voting Trust Agreement – Shirvanian Living Trust

9.8

Voting Trust Agreement – Khoren Shaginian

9.9

Voting Trust Agreement – Shirvinian Investment Trust

9.10

Voting Trust Agreement – Kosti Shirvinian

9.11

Voting Trust Agreement – Wolfe Family Trust

9.12

Voting Trust Agreement – Vache and Kostina Hanessian

9.13

Voting Trust Agreement – Kosti and Linda Shirvinian

9.14

Voting Trust Agreement – Linda Jean Shirvanian Family Trust

9.15

Voting Trust Agreement – Linda J. Shirvinian

10.1

Employment Agreement with Dr. Ernest Carter

10.2

Employment Agreement with James T. Kesaris

10.3

Leases

10.4

Compensatory Plans

21

Subsidiaries of Peninsula Holdings Group, Inc.

31.1

Section 302 Certification – Lilly Beter

31.2

Section 302 Certification – Celso B. Suarez, Jr.

31.3

Section 302 Certification – James T. Kesaris

32.1

Section 906 Certification – Lilly Beter

32.2

Section 906 Certification – Celso B. Suarez, Jr.

32.3

Section 906 Certification – James T. Kesaris

*Incorporated by reference to Exhibit 3.2 to the Registrants Registration Statement on Form 10-SB File No. 000-29755 as filed with the Securities and Exchange Commission on March 1, 2000.

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a summary of the fees billed to the Company by its independent accountants, Marcum & Kliegman, LLP, applicable to the fiscal years ended December 31, 2003, 2002 and 2001:

Fee Category ------------	2003 ------------	2002 ------------	2001 ------------
Audit Fees	$125,000	75,000	75,000
Audit-Related Fees	13,750	15,750
Tax fees		10,500	10,000
All other fees	------------	------------	------------
Total Fees	$138,750 ==========	101,250 ==========	85,000 ==========

Audit fees: Consists of fees for professional services rendered by our principal accountants for the contemporaneous audit of the Company's three annual financial statements and the review of quarterly financial statements or services that are normally provided by our principal accountants in connection with statutory and regulatory filings or engagements.

Audit-related fees: Consists of fees for assurance and related services by our principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under "Audit fees."

Tax fees: Consists of fees for professional services rendered by our principal accountants for tax related services.

All other fees: Consists of fees for products and services provided by our principal accountants, other than the services reported under "Audit fees," "Audit-related fees" and "Tax fees" above.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT

SERVICES OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

At present, it is the practice of our Board of Directors to approve each engagement for audit or non-audit services before we engage our independent registered public accounting firm to provide those services. Our Board of

Directors has established pre-approval policies and procedures in accordance with SEC regulations, describing the specific audit, audit-related, tax and all other services that have been pre-approved by the Board of Directors. The term of any general pre-approval is 12 months from the date of pre-approval, unless our Board of Directors specifically provides for a different period. Our Board will annually review the pre-approval policies and procedures and the services that may be provided by our independent registered public accounting firm, and will revise the list of pre-approved services from time to time based on subsequent determinations.

None of the services provided by our independent registered public accounting firm for 2003 was obtained in reliance on the waiver of the pre-approval requirement afforded in SEC regulations.

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES CONTENTS

Page

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-1

CONSOLIDATED FINANCIAL STATEMENTS

Balance Sheets	F-2 - F-4
Statements of Operations	F-5 - F-6
Statements of Stockholders’ Equity (Deficiency)	F-7 - F-9
Statements of Cash Flows	F-10 - F-12

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	F-13 - F-43

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of
Peninsula Holdings Group, Ltd.

We have audited the accompanying consolidated balance sheets of Peninsula Holdings Group, Ltd. and Subsidiaries (the “Company”) as of December 31, 2003, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peninsula Holdings Group, Ltd. and Subsidiaries as of December 31, 2003, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of approximately $2,899,000 during the year ended December 31, 2003 and, as of December 31, 2003, had a working capital deficiency of approximately $464,000. Realization of a major portion of the assets is dependent upon the Company’s ability to meet its future financing requirements and the success of future operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As further described in Note 2, on November 25, 2002, the Bankruptcy Court confirmed the Company’s plan of reorganization.

New York, NY
August 31, 2004

PENINSULA HOLDINGS GROUP, LTD.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003, 2002 and 2001

ASSETS

	2003	2002	2001

CURRENT ASSETS
Cash	$16,699	$—	$15,487
Accounts receivable, less allowance for doubtful
accounts of $86,084, $94,540 and $89,935 at
December 31, 2003, 2002 and 2001,
respectively	360,346	203,840	241,645
Payroll taxes receivable	—	12,840	840
Due from affiliate	—	24,910	—
Other receivables	17,246	—	13,433

Total Current Assets	394,291	241,590	271,405

PROPERTY AND EQUIPMENT, Net	283,636	145,329	150,031

OTHER ASSETS
Goodwill	644,097	644,097	644,097
Other acquisition-related intangible assets, net	158,464	336,132	513,800
Other non-current assets	996	996	9,762

Total Other Assets	803,557	981,225	1,167,659

TOTAL ASSETS	$1,481,484	$1,368,144	$1,589,095

The accompanying notes are an integral part of these consolidated financial statements.

PENINSULA HOLDINGS GROUP, LTD.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003, 2002 and 2001

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

	2003	2002	2001

CURRENT LIABILITIES
Bank overdraft	$—	$7,396	$—
Accounts payable and accrued expenses	801,475	224,217	2,038,156
Line of credit	24,319	24,590	21,942
Advances payable - related parties	22,832	516,860	—
Advances payable - billing agent	—	60,000	—
Note payable - related parties	9,500	150,000	200,000
Notes payable - stockholders	—	—	1,720,244
Loan payable - former officer	—	—	67,754
Convertible debenture	—	—	250,000
Covenant payable	—	—	100,000

TOTAL LIABILITIES	$858,126	$983,063	$4,398,096

The accompanying notes are an integral part of these consolidated financial statements.

PENINSULA HOLDINGS GROUP, LTD.
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003, 2002 and 2001

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY), Continued

	2003	2002	2001

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $.001 par value; 850,000,000
shares authorized; none issued	$—	$—	$—
Class A common stock, $.001 par value;
850,000,000 shares authorized; 213,228,600,
134,627,928 and 114,672,928 shares issued
and outstanding at 2003, 2002 and 2001,
respectively	213,229	134,628	114,673
Class B common stock, $.001 par value;
850,000,000 shares authorized; 5,859,596 and
5,865,069 shares issued and outstanding at
2003 and 2002, respectively	5,860	5,865	—
Class C common stock, $.001 par value;
850,000,000 shares authorized; 55,838,547 and
20,000,000 shares issued and outstanding	55,839	20,000	—
at 2003 and 2002, respectively
Additional paid-in capital	18,923,447	15,915,113	15,437,386
Accumulated deficit	(18,575,017)	(15,675,525)	(17,961,060)
Unearned consulting costs	—	(15,000)	(400,000)

TOTAL STOCKHOLDERS’ EQUITY
(DEFICIENCY)	623,358	385,081	(2,809,001)

TOTAL LIABILITIES AND
STOCKHOLDERS’ EQUITY
(DEFICIENCY)	$1,481,484	$1,368,144	$1,589,095

The accompanying notes are an integral part of these consolidated financial statements.

PENINSULA HOLDINGS GROUP, LTD.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

REVENUES	$2,712,005	$1,953,229	$857,653

COSTS AND EXPENSES
Telecommunication and commission costs	1,236,084	903,141	213,983
Billing and collection	308,989	315,019	233,841
Provision for bad debts	577,672	404,089	177,684
Compensatory element of stock issuances
(for general and administrative expenses)	1,541,050	522,000	2,224,712
Write-off of deposits and notes receivable	—	—	140,000
Selling, general and administrative expenses	1,542,352	423,947	2,558,985
Depreciation and amortization	210,342	201,243	70,622
Impairment of goodwill	174,250	—	—

TOTAL COSTS AND EXPENSES	5,590,739	2,769,439	5,619,827

LOSS FROM OPERATIONS	(2,878,734)	(816,210)	(4,762,174)

OTHER (EXPENSE) INCOME
Other income	134	—	—
Reorganization items		(1,348,652)	—
Loss on sale of investment	—	—	(8,788)
Loss on disposal of fixed assets	—	—	(43,384)
Interest expense	(20,892)	(186,681)	(168,244)
Gain on extinguishment of debt	—	4,637,078	—

TOTAL OTHER (EXPENSE) INCOME	$(20,758)	$3,101,745	$(220,416)

The accompanying notes are an integral part of these consolidated financial statements.

PENINSULA HOLDINGS GROUP, LTD.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS, Continued

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

(LOSS) INCOME FROM OPERATIONS
BEFORE INCOME TAXES	$(2,899,492)	$2,285,535	$(4,982,590)

INCOME TAXES	—	—	—

NET (LOSS) INCOME	$(2,899,492)	$2,285,535	$(4,982,590)

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE:

Class A and Class B Common Stock:
Basic and Diluted Net (Loss) Income Per Share	$(0.01)	$0.02	$(0.06)

Weighted Average Number of Class A and
Class B Common Shares Outstanding -
Basic and Diluted	166,292,591	129,466,627	86,950,994

Class C Common Stock:
Basic and Diluted Net (Loss) Income Per Share	$(0.01)	$0.02	$—

Weighted Average Number of Class C Common
Shares Outstanding - Basic and Diluted	39,367,455	822,000	—

The accompanying notes are an integral part of these consolidated financial statements.

PENINSULA HOLDINGS GROUP, LTD.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Years Ended December 31, 2003, 2002 and 2001

	Common Stock

	Class A		Class B		Class C		Paid-In Capital	Accumulated Deficit	Unearned Consulting

	Shares	Amount	Shares	Amount	Shares	Amount				Total

BALANCE - December 31, 2002	134,627,928	$134,628	5,865,069	$5,865	20,000,000	$20,000	$15,915,113	$(15,675,525)	$(15,000)	$385,081

Conversion of debt to common stock	41,567,000	41,567	—	—	10,000,000	10,000	864,103	—	—	915,670
Sale of common stock	20,148,672	20,149	—	—	1,460,000	1,460	520,440	—	—	542,049
Issuance of common stock for consulting
services	7,885,000	7,885	—	—	28,878,000	28,878	1,489,287	—	—	1,526,050
Common stock issued in connection
with the purchase of IMED, Inc	4,000,000	4,000	—	—	—	—	36,000	—	—	40,000
Common stock issued in connection
with the purchase of GTI, Inc	—	—	—	—	500,000	500	24,500	—	—	25,000
Conversion of Class C to Class A common
stock	5,000,000	5,000	—	—	(5,000,000)	(5,000)	—	—	—	—
Amortization of deferred consulting fee	—	—	—	—	—	—	—	—	15,000	15,000
Value of options granted to GTI shareholders
as part of GTI, Inc. purchase agreement	—	—	—	—	—	—	24,000	—	—	24,000
Contributed capital for unpaid management
services	—	—	—	—	—	—	50,000	—	—	50,000
Conversion of Class B to Class C common
stock	—	—	(5,473)	(5)	547	1	4	—	—	—
Net loss	—	—	—	—	—	—	—	(2,899,492)	—	(2,899,492)

BALANCE - December 31, 2003	213,228,600	$213,229	5,859,596	$5,860	55,838,547	$55,839	$18,923,447	$(18,575,017)	$—	$623,358

The accompanying notes are an integral part of these consolidated financial statements.

PENINSULA HOLDINGS GROUP, LTD.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

For the Years Ended December 31, 2003, 2002 and 2001

	Common Stock

	Class A		Class B		Class C		Paid-In Capital	Accumulated Deficit	Unearned Consulting

	Shares	Amount	Shares	Amount	Shares	Amount				Total

BALANCE - December 31, 2001	114,672,928	$114,673	—	$—	—	$—	$15,437,386	$(17,961,060)	$(400,000)	$(2,809,001)

Issuance of Class A common stock
for consulting services	18,300,000	18,300	—	—	—	—	91,500	—	—	109,800
Issuance of Class B common stock
for consulting services	—	—	1,200,000	1,200	—	—	6,000	—	—	7,200
Issuance of options to Lilly Beter Capital
Group	—	—	—	—	—	—	233,136	—	—	233,136
Conversion of note payable - stockholder
to Class A common stock	1,655,000	1,655	—	—	—	—	118,345	—	—	120,000
Issuance of common stock to settle
pre-petition liabilities in connection
with bankruptcy plan	—	—	4,665,069	4,665	—	—	23,326	—	—	27,991
Issuance of Class C common stock for
consulting services	—	—	—	—	20,000,000	20,000	—	—	(20,000)	—
Amortization of deferred consulting fee	—	—	—	—	—	—	—	—	405,000	405,000
Imputed interest	—	—	—	—	—	—	5,420	—	—	5,420
Net income	—	—	—	—	—	—	—	2,285,535	—	2,285,535

BALANCE - December 31, 2002	134,627,928	$134,628	5,865,069	$5,865	20,000,000	$20,000	15,915,113	$(15,675,525)	$(15,000)	$385,081

The accompanying notes are an integral part of these consolidated financial statements.

PENINSULA HOLDINGS GROUP, LTD.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIENCY

For the Years Ended December 31, 2003, 2002 and 2001

	Common Stock

	Class A		Class B		Class C		Paid-In Capital	Accumulated Deficit	Unearned Consulting

	Shares	Amount	Shares	Amount	Shares	Amount				Total

BALANCE - January 1, 2001	65,871,392	$65,871	—	$—	—	$—	$10,164,258	$(12,978,470)	$—	$(2,748,341)

Issuance of common stock for consulting
services	28,032,000	28,033	—	—	—	—	2,596,679	—	(600,000)	2,024,712
Sale of common stock	15,403,316	15,403	—	—	—	—	1,136,137	—	—	1,151,540
Conversion of debt to common stock	2,714,290	2,714	—	—	—	—	547,286	—	—	550,000
Loan extension	51,930	52	—	—	—	—	—	—	—	52
Common stock returned without
consideration	(400,000)	(400)	—	—	—	—	400	—	—	—
Common stock, options and warrants issued
in connection with the purchase of
Total Telephone Concepts, Inc	3,000,000	3,000	—	—	—	—	987,000	—	—	990,000
Amortization of deferred consulting fees	—	—	—	—	—	—	—	—	200,000	200,000
Imputed interest	—	—	—	—	—	—	5,626			5,626
Net loss	—	—	—	—	—	—	—	(4,982,590)	—	(4,982,590)

BALANCE - December 31, 2001	114,672,928	$114,673	—	$—	—	$—	$15,437,386	$(17,961,060)	$(400,000)	$(2,809,001)

The accompanying notes are an integral part of these consolidated financial statements.

PENINSULA HOLDINGS GROUP, LTD.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(2,899,492)	$2,285,535	$(4,982,590)

Adjustments to reconcile net (loss) income to net cash
used in continuing operating activities:
Gain on extinguishment of debt	—	(4,637,078)	—
Depreciation and amortization	210,342	201,243	70,622
Bad debt expense	577,672	404,089	177,684
Debt premium - reorganized liabilities	—	585,897	—
Imputed interest	—	5,420	5,626
Compensatory element of stock issuances	1,541,050	522,000	2,224,712
Compensatory stock issuances - reorganization
expenses	—	233,136	—
Loan extension	—	—	52
Write off of deposits and notes receivable	—	—	140,223
Loss on disposal of property and equipment	—	—	43,384
Loss on sale of investment	—	—	8,788
Goodwill impairment	174,250	—	—
Contributed capital for unpaid management
services	50,000	—	—
Changes in operating assets and liabilities:
Accounts receivable, net	(724,963)	(366,284)	(219,329)
Payroll taxes receivable	12,840	(12,000)	(840)
Other receivables	(17,246)	13,433	(13,433)
Security deposit	—	8,766	(9,985)
Accounts payable and accrued expenses	520,936	247,235	1,035,243

TOTAL ADJUSTMENTS	2,344,881	(2,794,143)	3,462,747

NET CASH USED IN OPERATING
ACTIVITIES	$(554,611)	$(508,608)	$(1,519,843)

The accompanying notes are an integral part of these consolidated financial statements.

PENINSULA HOLDINGS GROUP, LTD.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of property and equipment	$(170,981)	$(18,873)	$(58,764)
Advances to proposed acquisition - IMED	—	(24,910)	—
Proceeds from sale of investment	—	—	35,000
Cash received in acquisition	267	—	28,724

NET CASH (USED IN) PROVIDED BY
INVESTING ACTIVITIES	(170,714)	(43,783)	4,960

CASH FLOWS FROM FINANCING ACTIVITIES
Line of credit, net	(271)	2,648	21,942
Borrowings under note payable	—	—	398,246
Bank overdraft	(7,396)	7,396	(45,440)
Proceeds from sale of common stock	542,049	—	1,151,540
(Repayment) advances - billing agent	(60,000)	60,000	—
Repayment of note payable - related parties	(4,000)	(50,000)	—
Advances from related parties	271,642	516,860	4,082

NET CASH PROVIDED BY FINANCING
ACTIVITIES	742,024	536,904	1,530,370

NET INCREASE (DECREASE) IN CASH	16,699	(15,487)	15,487

CASH - Beginning	—	15,487	—

CASH - Ending	$16,699	$—	$15,487

The accompanying notes are an integral part of these consolidated financial statements.

PENINSULA HOLDINGS GROUP, LTD.
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued

For the Years Ended December 31, 2003, 2002 and 2001

	2003	2002	2001

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during the years for:
Interest	$—	$—	$—

Income taxes	$—	$—	$—

Non-cash investing and financing activities:
Debt converted to common stock	$915,670	$120,000	$550,000

Extinguishment of liabilities through issuance of
common stock and settlements pursuant to
plan of reorganization	$—	$4,665,069	$—

Acquisitions:
Cash received from acquisitions	$267	$—	$28,724
Accounts receivable	9,215	—	200,000
Property and equipment	—	—	128,500
Intangibles	174,250	—	1,217,097
Accounts payable and accrued expenses	(56,322)	—	(284,321)
Non-current liability	—	—	(100,000)
Due to related party	(24,910)	—	—
Note payable, related parties	(13,500)	—	(200,000)

	89,000	—	990,000
Equity - issuance of common stock and options	(89,000)	—	(990,000)

Total Acquisitions	$—	$—	$—

Reorganization Items:
Advances from LBCG used for:
Consulting	$—	$192,000	$—
Legal and professional fees	—	98,052	—
Other	—	45,840	—
Rent	—	75,000	—
Telephone	—	23,816	—
Travel and entertainment	—	81,156	—
Security deposits	—	996	—

Advances from LBCG	—	516,860	—
Cash used in:
Other	—	13,755	—

Total Reorganization Items	$—	$530,615	$—

The accompanying notes are an integral part of these consolidated financial statements.

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - Description of Company

Peninsula Holdings Group, Ltd. and Subsidiaries (“we”, “us”, “Company” or “Peninsula”) was originally incorporated in June 1972 as Growth, Inc., a Utah corporation, functioning as a shell corporation looking for acquisitions. From inception, Peninsula changed its name from Growth, Inc. to Westland Resources, Inc. to PageStar, Inc. to Satellite Control Technologies, Inc. to SATX, Inc. and, in December 2002, to Peninsula Holdings Group, Ltd. In addition, in 1995, we reincorporated in Nevada. During this period through August of 2001, we were involved in various unsuccessful telecommunication-based business and technologies, all of which were discontinued.

In September 2001, Peninsula acquired Total Telephone Concepts, Inc., a Texas corporation (“TTC”). TTC is a telecommunications business, which operates inmate telephone systems in correctional facilities in southwestern United States. We had been in the development stage in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 7 from our inception until August 31, 2001. Commencing with the acquisition of TTC, we emerged from the development stage.

On March 22, 2002, Peninsula Holdings Group, Ltd. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Act. None of our subsidiaries were included in this filing. We emerged from the bankruptcy court proceeding effective December 10, 2002 (see Note 4).

In March 2003, we acquired the business of Intelligent Medicine, Inc. (“IMED”). In July 2003, we changed the name from IMED to Informatics Healthcare Solutions, Ltd. (“iHS”). iHS offers various communication products and services, which enable healthcare professionals and facilities to deliver medical services to patients on a remote basis. To date, we do not have any revenue recognized or any contracts concluded related to these products and services.

On December 31, 2003 we acquired Global Telehealth, Inc. (“GTI”). Subsequently, GTI was merged into iHS.

Iceberg Oil and Gas, Inc., a Delaware corporation, was formed on November 21, 2002 as a wholly-owned subsidiary to acquire certain oil and natural gas platforms with existing proved reserves, developed properties and distressed companies. This entity is currently inactive.

High Yield Financial, Inc., a Delaware corporation, was formed on November 21, 2002 as a wholly-owned subsidiary to purchase high yield, low grade defunct credit risks of mortgages, more commonly known as “non-performing bond pools”. This entity is currently inactive.

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Management Plans and Going Concern

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplates continuation of Peninsula as a going concern. However, Peninsula has sustained a substantial operating loss during the year ended December 31, 2003, and as of December 31, 2003, had a working capital deficiency of approximately $464,000. These conditions raise substantial doubt about Peninsula’s ability to continue as a going concern. In view of these matters, realization of a major portion of the assets in the accompanying consolidated balance sheet is dependent upon continued operations of Peninsula, which, in turn, is dependent upon Peninsula’s ability to meet its financing requirements, and the success of its future operations. In January 2001, Peninsula entered into an agreement with an investment banking and consulting firm, Lilly Beter Capital Group (“LBCG”), to assist us in our (a) bankruptcy reorganization, (b) funding during the reorganization period, (c) developing our business plan, (d) identifying acquisition candidates and (e) arranging financing of planned acquisitions and the funding of our business plan. Our president and chairman of the board is also the president of LBCG.

In 2002, we received proceeds from promissory notes totaling $517,000 of which, approximately $267,000 was from LBCG and $250,000 was from a party introduced to us by LBCG. In 2003, we received proceeds from the sale of our common stock totaling approximately $542,000 and advances from LBCG totaling approximately $272,000. Subsequent to December 31, 2003, we received proceeds from the sale of our common stock totaling $275,000 and advances from LBCG totaling $257,000.

On October 21, 2003, Peninsula entered into a credit agreement with LBCG effective January 1, 2003, whereby LBCG will provide a $5,000,000 unsecured revolving line of credit, bearing interest at 7% per annum, expiring January 1, 2006. As of December 31, 2003, no advances were outstanding under this agreement.

On March 22, 2002, we filed a voluntary petition for reorganization under Chapter 11 of the United States Bankruptcy Act. On November 25, 2002, the Bankruptcy Court confirmed our plan of reorganization, which, among other things, eliminated liabilities totaling $4,665,069 (see Note 4).

Peninsula believes that the actions presently being taken provide the opportunity for Peninsula to continue as a going concern. The financial statements do not include any adjustments that might be necessary if Peninsula is unable to continue as a going concern.

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of Peninsula and its wholly owned subsidiaries, TTC, iHS, DebitFone International, Inc. (“DebitFone”) (inactive), Iceberg Oil and Gas, Inc. (inactive), and High Yield Financial, Inc. (inactive). Intercompany accounts and transactions have been eliminated.

Revenue Recognition

Peninsula derives its revenues principally from TTC from its non-coin calls. These non-coin calls are handled through an “unbundled” service arrangement, whereby TTC recognizes non-coin revenue equal to the total amount charged the end user for the placement of the call. Utilizing an unbundled services arrangement, TTC performed certain functions necessary to service non-coin calls, incurring specific expenses using the long distance company’s switching equipment, billing arrangements and other services on an as-needed basis to complete and bill for these calls.

Fair Value of Financial Instruments

The reported amounts of our financial instruments, including receivables, accounts payable and accrued liabilities, approximate fair value due to their short maturities. The carrying amounts of debt approximate fair value since the debt agreements provide for interest rates that approximate market.

Concentrations of Credit Risk

Financial instruments, which potentially expose us to concentrations of credit risk, consist primarily of accounts receivable. Our revenue is primarily concentrated in the southwestern United States in the telecommunications industry. We do not require collateral on our accounts receivable balances and we provide allowances for potential credit losses. Our allowance for doubtful accounts has been established based on historical experience and our evaluation of outstanding accounts receivable at the end of the accounting period.

Use of Estimates in the Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates include allowance for doubtful accounts and impairment of intangible assets.

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies, continued

Property and Equipment

Property and equipment is stated at cost. Depreciation is provided over the estimated useful lives using the straight-line method. Installed payphones and related equipment includes installation costs, which are capitalized and amortized over the estimated useful lives of the equipment. The costs associated with normal maintenance, repair and refurbishment of telephone equipment are charged to expense as incurred.

Upon sale or retirement, the cost and related accumulated amortization are eliminated and any resulting gain or loss is included in the statement of operations.

Long-Lived Assets

Peninsula periodically assesses the recoverability of long-lived assets, when there are indicators of potential impairment, by measuring the carrying amount of the assets against the estimated undiscounted future cash flows associated with them. At the time such evaluations indicate that the future undiscounted cash flows of certain long-lived assets are not sufficient to recover the carrying value of such assets, the assets are adjusted to their fair values. Peninsula does not believe that any long-lived assets are impaired at December 31, 2003, 2002 and 2001 based on the estimated future cash flows of Peninsula.

Amortization

Intangible assets are amortized utilizing the straight-line method over the terms of the respective agreements, which range from three to five years.

Stock-Based Compensation

During the year ended December 31, 2003, we adopted SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure”. This statement amended SFAS No. 123, “Accounting for Stock-Based Compensation”. As permitted under SFAS No. 123, we continue to apply Accounting Principles Board Opinion (APB) No. 25, “Accounting for Stock Issued to Employees”. As required under SFAS No. 148, the following table presents pro forma net (loss) income and basic and diluted (loss) income per share as if the fair value-based method had been applied to all awards.

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies, continued

Stock-Based Compensation, continued

	For the Years Ended December 31,

	2003	2002	2001

Net (loss) income - as reported	$(2,899,492)	$2,285,535	$(4,982,590)
Less:
Stock-based employee compensation
expense determined under the fair value
based method - net of related tax effects	—	36,697	46,891

Pro forma net (loss) income under fair value method	$(2,899,492)	$2,248,838	$(5,029,481)

Net (loss) income per share - basic and
diluted - Class A, Class B and Class C	$(.01)	$.02	$(.06)

Pro forma net (loss) income per share -
basic and diluted - Class A,
Class B and
Class C	$(.01)	$.02	$(.06)

The fair value of each option grant was estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Because our stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value estimate of its stock options. In calculating the fair values of the stock options, the following assumptions were used:

	2003 Grants	2002 Grants	2001 Grants

Dividend yield	—	—	—
Weighted average expected life	5 years	5 years	5 years
Weighted average risk-free interest rate	4.66%	4.66%	5.00%
Expected volatility	57.25%	60.58%	174.41%

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies, continued

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due, plus deferred taxes related primarily to net operating loss carryforwards and transactions reported differently for financial reporting and tax purposes including goodwill impairment, compensatory element of stock and contributed services.

Impact of Recently Issued Accounting Standards

In April 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 145, “Rescission of SFAS No. 4, 44 and 64, Amendment of SFAS No. 13, and Technical Corrections”. SFAS No. 145 requires that gains and losses from extinguishments of debt be classified as extraordinary items only if they meet the criteria in APB No. 30 (“Opinion No. 30”).

Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity’s recurring operations from those that are unusual and infrequent that meets the criteria for classification as an extraordinary item. Peninsula adopted SFAS No. 145 during the year ended December 31, 2002.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”. SFAS No. 146 addresses accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue (“EITF”) No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)”. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value when the liability is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged. Peninsula adopted this statement on January 1, 2002.

In November 2002, the FASB issued Financial Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN 45 are effective for guarantees issued or modified after December 31, 2002 and we adopted the disclosure requirements during the first quarter ending March 31, 2003.

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies, continued

Impact of Recently Issued Accounting Standards, continued

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities”. This interpretation of Accounting Research Bulletin (“ARB”) No. 51, “Consolidated Financial Statements”, provides guidance for identifying a controlling interest in a Variable Interest Entity (“VIE”) established by means other than voting interests. FIN No. 46 also requires consolidation of a VIE by an enterprise that holds such a controlling interest. In December 2003, the FASB completed its deliberations regarding the proposed modification to FIN No. 46 and issued Interpretation Number 46(R), “Consolidation of Variable Interest Entities - an Interpretation of ARB No. 51” (“FIN No. 46(R)”). The decisions reached included a deferral of the effective date and provisions for additional scope exceptions for certain types of variable interests. Application of FIN No. 46(R) is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public small business issuers’ entities is required in all interim and annual financial statements for periods ending after December 15, 2004. Peninsula adopted FIN 46 during the year ended December 31, 2003.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. The statement amends and clarifies accounting for derivative instruments, including certain derivatives instruments embedded in other contracts and for hedging activities under SFAS 133. This Statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003 the guidance should be applied prospectively. The provisions of this Statement that relate to SFAS 133 implementation issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. We adopted SFAS No. 149 during the year ended December 31, 2003.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 affects the issuer’s accounting for three types of freestanding financial instruments: (i) mandatory redeemable shares, which the issuing company is obligated to buy back in exchange for cash or other assets; (ii) instruments that do, or may require to, buy back some of its shares in exchange for cash or other assets include put options and forward purchase contracts; and (iii) obligations that can be settled with shares, the monetary value of which is fixed, tied solely or predominantly to a variable such as a market index, or varies inversely with the value of the issuer’s shares.

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Summary of Significant Accounting Policies, continued

Impact of Recently Issued Accounting Standards, continued

SFAS No. 150 does not apply to features embedded in a financial instrument that is not a derivative in its entirety. Most of the guidance in SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. Peninsula adopted SFAS No. 150 during the year ended December 31, 2003.

Earnings (Loss) Per Share

Basic earnings (loss) per share (“EPS”) is computed under the Two-Class Method based on the weighted average shares outstanding of Class A and Class B common stock, and Class C common stock and excludes any potential dilution.

Diluted EPS reflects the potential dilution from the exercise or conversion of all dilutive securities into common stock based on the average market price of common shares outstanding during the period. The number of common shares potentially issuable upon the exercise of options and warrants or conversion of the participating convertible securities that were excluded from the diluted EPS calculation, because they are antidilutive is as follows:

	As of December 31,

	2003	2002	2001

Potential conversion of Class C
common stock	(a)	(a)	—

Options	62,518,000	351,485,000	14,035,000

Warrants	10,000,000	4,500,000	4,500,000

(a)	The potential conversion of Class C common stock is contingent on a future event and, accordingly, the number of shares of Class A common stock to be issued with respect to such potential conversion of the Class C common shares cannot be quantified as of December 31, 2003 and 2002 and could potentially exceed a one-for-one exchange (see Note 10).

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Emergence from Chapter 11 Proceedings

On March 22, 2002, Peninsula Holdings Group, Ltd. filed a voluntary petition for relief under Chapter 11 of the United States Bankruptcy Act. None of our subsidiaries were included in this filing. Our plan of reorganization (“Plan”) was confirmed on November 25, 2002 and effective on December 10, 2002, we emerged from the bankruptcy court proceeding.

Pursuant to the Plan, all of our pre-petition liabilities were satisfied in full by the issuance of one share of our newly created Class B common stock for each dollar of pre-petition debt. All executory contracts were rejected in accordance with the Plan.

Pursuant to the Plan, we settled pre-petition liabilities for shares of our Class B common stock and we recognized a gain on this debt extinguishment as follows:

Liabilities subject to compromise:
Accounts payable and accrued expenses	$1,752,469
Note payable – stockholders	2,673,930
Loan payable - former officer	63,670
Convertible debenture	75,000
Covenant payable	100,000

Total liabilities subject to compromise	4,665,069
Issuance of 4,665,069 Class B common stock	27,991

Gain on Extinguishment of Debt	$4,637,078

During the period from March 22, 2002 to December 10, 2002, Peninsula operated as a debtor-in-possession. Pursuant to the plan, we continued to accrue interest on interest bearing obligations. The consolidated financial statements during the period from March 22, 2002 to December 10, 2002 have been prepared in accordance with SOP 90-7. Peninsula adopted the provisions of SOP 90-7 upon commencement of the bankruptcy court proceedings. The consolidated statement of operations separately discloses expenses related to the Chapter 11 proceedings as reorganization items.

Upon the emergence from bankruptcy, Peninsula was unable to implement fresh-start accounting under the provisions of SOP 90-7 because the historical stockholders retained control after emergence. Accordingly, no adjustments were made to the historical carrying values of its assets and liabilities to fair market value to reflect an estimated reorganized equity value.

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Emergence from Chapter 11 Proceedings, continued

Bankruptcy and related reorganization expenses for the year ended December 31, 2002 were as follows:

Consulting	$192,000
Debt premium	585,897
Compensatory element of stock issuances	233,136
Legal and professional fees	98,052
Other	59,595
Rent	75,000
Telephone	23,816
Travel and entertainment	81,156

Total	$1,348,652

NOTE 5 - Acquisitions

We completed three business combinations during the three years ended December 31, 2003. Certain of the consideration issued in connection with these acquisitions included our common stock, options to purchase our common stock and warrants. We valued our common stock based on the average market price of our common stock over the two-day period before and after the terms of the acquisitions were agreed to and announced. We valued our options and warrants based on the Black-Scholes valuation model.

On July 1, 2001, we adopted SFAS 141, “Business Combinations”, which eliminates the pooling of interests method of accounting for all business combinations initiated after July 1, 2001 and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination.

TTC

In connection with our business plan, in September 2001, we acquired a 100% interest in TTC, a corporation based in Houston, Texas. TTC is a telecommunications management business and operates inmate telephone systems in correctional facilities in seven states. TTC was acquired pursuant to a stock purchase agreement, pursuant to which all of the outstanding shares of capital stock of TTC were exchanged for cash, a note, and shares of Peninsula’s common stock, options and warrants. In accordance with SFAS 141, this transaction was accounted for as a business combination.

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Acquisitions, continued

The total purchase price was $1,090,000 and consisted of (i) a note payable to the seller of $100,000, (ii) 3,000,000 shares of Peninsula’s common stock, (iii) warrants to purchase a total of 4,500,000 shares of Peninsula’s common stock, of which 2,000,000 are exercisable at $.30 per share, 1,250,000 are exercisable at $.50 per share and 1,250,000 are exercisable at $.70 per share, and (iv) 1,000,000 options to purchase common stock at an exercise price of $.01 per share. The common stock, warrants, and options issued to TTC were collectively valued at $990,000. The warrants expire in September 2006 and the options expire in September 2011.

We acquired TTC because of its substantial number of contracts with prison facilities throughout the southwestern United States, its strong management and experience in the telecommunication industry. In addition, this acquisition will provide us with the accessibility to market other services and products to prison facilities. These factors contributed to our purchase price to be in excess of the fair value of the net assets acquired and the resultant goodwill.

The total purchase price was allocated as follows:

Current tangible assets acquired	$228,724
Non-current tangible assets acquired	128,500
Current liabilities assumed	(484,321)

Net tangible assets acquired	(127,097)
Location contracts	473,000
Covenant not-to-compete	100,000
Goodwill	644,097

Total	$1,090,000

The location contracts are being amortized over a three-year period. The covenant not-to-compete is being amortized over a five-year period. Peninsula’s consolidated financial statements include the results of operations of TTC from the date of the acquisition, September 5, 2001.

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Acquisitions, continued

Our consolidated financial statements for the year ended December 31, 2001 do not include the unaudited results of operations of TTC from January 1, 2001 through the date of acquisition. The following summarizes the unaudited pro forma results of operations for the year ended December 31, 2001, assuming the foregoing acquisition had occurred on January 1, 2001:

Revenues	$2,091,681

Net Loss	$(5,044,706)

Basic and Diluted Loss Per Share	$(.06)

IMED

In March 2003, we acquired a 100% interest in IMED, formerly a Houston, Texas based company, but relocated to Boca Raton, Florida after the acquisition. IMED is a provider of telemedicine systems consisting of various configurations of medical instrumentation, telecommunication devices and computer systems that enable healthcare professionals and facilities to deliver medical services to patients on a remote basis. IMED was acquired pursuant to a stock purchase agreement to which all of the outstanding shares of capital stock of IMED were exchanged for shares of Peninsula’s common stock and warrants. In accordance with SFAS 141, this transaction was accounted for as a business combination.

The total purchase price was $40,000 and consisted of (i) 4,000,000 shares of Peninsula’s Class A common stock and (ii) warrants to purchase a total of 5,500,000 shares of Peninsula’s Class A common stock, of which 2,000,000 are exercisable at $.30 per share, 2,000,000 are exercisable at $.50 per share and 1,500,000 are exercisable at $.70 per share. The common stock and warrants issued to IMED were collectively valued at $40,000. The warrants expire in March 2006.

The total purchase price was allocated as follows:

Current tangible assets acquired	$9,482
Current liabilities assumed	(94,732)

Net tangible assets acquired	(85,250)
Goodwill	125,250

Total	$40,000

Peninsula’s consolidated financial statements include the results of operations of IMED from the date of acquisition, March 5, 2003.

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - Acquisitions, continued

IMED, continued

Our consolidated financial statements for the years ended December 31, 2003, 2002 and 2001 do not include the unaudited results of operations of IMED from January 1, 2001 through the date of acquisition. The following summarizes the unaudited pro forma results of operations for the years ended December 31, 2003 and 2002 assuming the foregoing acquisitions had occurred on January 1 for each year presented:

	2003	2002

Revenues	$2,725,756	$2,020,235

Net (Loss) Income	$(2,920,207)	$1,979,275

Basic and Diluted Net (Loss) Income Per Share
(Class A, Class B and Class C)	$(.01)	$.02

Due to lack of sales, as of December 31, 2003, we wrote off the goodwill of $125,250 associated with the IMED acquisition.

GTI

In December 2003, we acquired a 100% interest in GTI, a Washington, D.C. based company, offering consulting services, interactive web-based applications, open systems engineering project management, multimedia and network systems integration in telemedicine related health care and distance learning. The total purchase price was $49,000 and consisted of (i) 500,000 shares of Peninsula’s Class C common stock valued at $25,000 and (ii) options to purchase a total of 3,000,000 shares of Peninsula’s Class C common stock exercisable at $.25 per share valued at $24,000. The common stock and options issued to GTI were collectively valued at $49,000. The options expire in December 2008. There were no assets or liabilities acquired and the entire purchase price was allocated to goodwill. The goodwill of $49,000 was written off at December 31, 2003.

NOTE 6 - Goodwill and Other Acquisition-Related Intangible Assets

Goodwill

We adopted SFAS 142, “Goodwill and Other Intangible Assets”, on July 2, 2001. This standard requires that goodwill no longer be amortized and, instead, be tested for impairment on an annual basis (or whenever events occur, which may indicate possible impairment).

In our 2003 and 2002 annual analysis conducted in the fourth quarters of both 2003 and 2002, respectively, we concluded that we did not have any impairment of goodwill related to our TTC acquisition based on our then forecasted discounted cash flows. Accordingly, our carrying value of goodwill remained at $644,097.

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Goodwill and Other Acquisition-Related Intangible Assets, continued

Other Acquisition - Related Intangible Assets

Information regarding our other acquisition-related intangible assets is as follows:

	December 31, 2001

	Gross Carrying Value	Accumulated Amortization	Net

Covenant not-to-compete	$100,000	$6,700	$93,300
Location contracts	473,000	52,500	420,500

Totals	$573,000	$59,200	$513,800

	December 31, 2002

	Gross Carrying Value	Accumulated Amortization	Net

Covenant not-to-compete	$100,000	$26,700	$73,300
Location contracts	473,000	210,168	262,832

Totals	$573,000	$236,868	$336,132

	December 31, 2003

	Gross Carrying Value	Accumulated Amortization	Net

Covenant not-to-compete	$100,000	$46,700	$53,300
Location contracts	473,000	367,836	105,164

Totals	$573,000	$414,536	$158,464

Amortization expense of other acquisition-related intangible assets was $177,668 for each of the years ended December 31, 2003 and 2002, and $59,200 for the year ended December 31, 2001.

The amortization period of the intangible assets acquired through business combinations ranges from three to five years.

Estimated amortization expense for acquisition-related intangible assets on balance sheet for the years ended December 31 is as follows:

2004	$125,000
2005	20,000
2006	13,000

$158,000

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - Property and Equipment

Property and equipment consists of the following at December 31, 2003, 2002 and 2001:

	At December 31,

	2003	2002	2001

Installed telephones and related equipment	$345,442	$174,461	$155,588
Less: accumulated depreciation	(61,806)	(29,132)	(5,557)

Property and Equipment, Net	$283,636	$145,329	$150,031

The estimated useful lives of these installed telephones and related equipment is 7 years. Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $32,674, $23,575 and $5,557, respectively.

NOTE 8 - Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses at December 31, 2003, 2002 and 2001 consist of the following:

	At December 31,

	2003	2002	2001

Accounts payable	$95,490	$—	$1,127,467
Accrued payroll	75,719	10,402	625,002
Accrued commissions	298,761	159,256	120,573
Accrued audit fees	225,000	—	—
Accrued interest - related party	34,670	22,670	150,114
Accrued travel	55,073	—	—
Accrued other	16,762	31,889	15,000

Total	$801,475	$224,217	$2,038,156

In accordance with the Plan, Peninsula settled its unsecured accounts payable and accrued expenses on the effective date, December 10, 2002, in full with shares of new class B common stock (see Note 4).

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Debt

Line of Credit

At December 31, 2003, 2002 and 2001, TTC was indebted to a bank, under a $25,000 unsecured revolving line of credit, amounting to $24,319, $24,590 and $21,942, respectively, currently bearing interest at 7.75% per annum.

Advances Payable - LBCG

Since the commencement of the bankruptcy proceeding, Peninsula continued to operate in the normal course of business by paying post-petition obligations during the reorganization period from funds provided by LBCG and its investor amounting to $516,860 as of December 31, 2002. In addition, LBCG advanced an additional $271,642 during the year ended December 31, 2003. On December 30, 2003, $765,670 of the outstanding advances were converted to equity as LBCG and its investor converted these advances to Class A and Class C common stock, leaving an outstanding balance remaining of $22,832. These advances are payable on demand and provide for interest at a rate of 7% per annum.

Note Payable - LBCG

In July 2001, LBCG advanced to TTC $200,000 for working capital purposes, which was evidenced by a promissory note. During 2002, TTC repaid $50,000 and as of December 31, 2002, the balance due under the note was $150,000. During 2003, Peninsula assumed the debt repayment from TTC, and the outstanding balance of $150,000 was subsequently converted to equity on December 30, 2003, as LBCG exercised its option to convert this note to Class A common stock. The note provided for interest at 8% per annum and was payable on demand.

Line of Credit - LBCG

On October 21, 2003, Peninsula entered into a credit agreement with LBCG effective January 1, 2003, whereby LBCG will provide a $5,000,000 unsecured revolving line of credit, bearing interest at 7% per annum, expiring January 1, 2006. As of December 31, 2003, no advances were outstanding under this agreement.

Advances Payable - Billing Concepts

At December 31, 2002, TTC was indebted to its billing, collection and management agent, Billing Concepts, Inc. for an advance made from billing of completed and unpaid calls amounting to $60,000, which are non-interest bearing and secured by related accounts receivable. This amount was paid in full during the quarter ended March 31, 2003.

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - Debt, continued

Notes Payable - Stockholders

As of December 31, 2001, Peninsula was indebted to certain of its stockholders as follows:

Unsecured notes payable, annual interest between 8% and 10%	$1,620,244
Unsecured notes payable, annual interest 10%, convertible at the option
of the holder (converted in 2002)	100,000

Total Current Notes Payable	$1,720,244

During 2001, Peninsula received proceeds of $398,246 from the issuance of unsecured promissory notes with annual interest rates ranging between 8% and 10%. During 2002, a stockholder converted the $100,000 convertible note, plus accrued interest of $20,000, into 1,655,000 shares of Class A common stock. As described in Note 2, on March 22, 2002, Peninsula filed a voluntary petition to reorganize under Chapter 11 of the Bankruptcy Code. In accordance with the Plan, Peninsula settled the principal of $1,620,244 and accrued interest on the effective date, December 10, 2002, in full with shares of new class B common stock.

Loan Payable - Former Officer

At December 31, 2001, Peninsula was indebted to a former officer in the amount of $67,754. The loan was payable on demand and was non-interest bearing. However, interest was imputed at an annual rate of 8% and recorded as additional paid-in capital during the two years ended December 31, 2002. In accordance with the Plan, the Company settled the principal and accrued interest on the effective date, December 10, 2002, in full with shares of new class B common stock.

Convertible Debenture

In August 2000, the Company issued an 8% convertible debenture in the amount of $250,000. In accordance with the Plan, Peninsula settled the principal and accrued interest on the effective date, December 10, 2002, in full with shares of new class B common stock.

Covenant Payable

On September 5, 2001, in accordance with Peninsula’s stock purchase agreement with TTC, Peninsula entered into a covenant not-to-compete agreement with one of its former stockholders, Richard J. Bono, for consideration of $100,000, payable in twelve monthly installments of $8,333. In accordance with the Plan, the Company settled the principal and accrued interest on the effective date, December 10, 2002, in full with shares of new class B common stock.

Interest Expense

Interest expense payable to related parties for the years ended December 31, 2003, 2002 and 2001 amounted to approximately $12,000, $187,000 and $168,000, respectively.

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Stockholders’ Equity (Deficiency)

Preferred and Common Stock

During 2002, the board of directors approved an amendment to the Peninsula’s articles of incorporation, increasing its authorized capital in accordance with its Plan as follows:

•	850,000,000 preferred shares with no voting rights, increased from 100,000,000. There were no issued and outstanding shares of preferred stock and the rights of the preferred stock have not been designated as of December 31, 2003.

•	850,000,000 new Class A common shares increased from 250,000,000 in 2001.

•	850,000,000 new Class B voting common shares issuable to retire pre-petition liabilities and expenses related to our reorganization.

•	850,000,000 new Class C common shares.

Our restated articles of incorporation provide the following rights to the holders of our common stock:

Parity of Class A Common Stock, B Common Stock and C Common Stock

The holders of our Class A common stock, Class B common stock and Class C common stock have identical rights and privileges, except as discussed below.

Dividends on Common Stock

Holders of each of the classes of common stock are entitled to receive dividends, when and if declared by the Board of Directors, subject to the preferential rights, if any, of holders of Preferred Stock. Except for any special dividend on the Class C common stock declared, as discussed below, the holders of shares of each class of common stock are entitled to receive, at the same time that any dividend is declared by the Board of Directors on the shares of any other class of common stock, the same dividend per share on the shares of such class of common stock, payable on the same date.

Voting Rights

Holders of Class A common stock and Class B common stock may vote on all matters brought to a vote of the stockholders, and are entitled to one vote for each share held by such holder. Unless otherwise required by law, holders of Class A common stock and Class B common stock will vote together as a single class. Holders of Class C common stock are not entitled to vote on any matter brought to a vote of the stockholders.

Liquidation Rights of Common Stock

In the case of any voluntary or involuntary liquidation, dissolution or winding up of Peninsula, holders of Class A common stock, Class B common stock and Class C common stock will share ratably in Peninsula’s net assets, if any, remaining for distribution to the stockholders, after payment of all liabilities and, if applicable, any preferential amounts payable to holders of Preferred Stock.

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Stockholders’ Equity (Deficiency), continued

Additional Conversion Rights of Class B Common Stock

The Class A common stock and Class B common stock are identical with respect to their rights and preferences, except that the holders of the Class B common stock may, at any time, convert on a one-for-one basis their shares into shares of Class A common stock.

Special Rights and Restrictions of Class C Common Stockholders

Holders of Class C common stock are entitled to a mandatory special dividend or to redemption in the event that we dispose of all or substantially all of the assets of our iHS subsidiary, referred to as our Healthcare Group, in one transaction or a series of related transactions. The special dividend or redemption is payable by the 65th trading day after the consummation of this disposition and we can choose one of the following alternatives:

(1)	Declare and pay a dividend to the holders of Class C common stock in cash, securities (other than common stock), or other property, or a combination thereof, in an amount having a fair value equal to 60% of the net proceeds of the disposition (as determined on the disposition date) or;

(2)	Redeem from the holders of the Class C common stock, for cash, securities (other than common stock) or other property, or a combination thereof, in an amount having a fair value equal to 60% of the net proceeds of such disposition, all the outstanding shares of Class C common stock, provided, however, that if the price per share of Class C common stock to be paid thereby shall be less than the average market value for a share of Class C common stock during the 20 consecutive trading-day period preceding (and including) the disposition date, only the number of shares of Class C common stock that could be purchased at such average market value during the 20 consecutive trading-day period preceding (and including) the disposition date shall be redeemed.

At any time within one year after completing any special dividend payment or partial redemption, we may issue, in exchange for each remaining outstanding share of the Class C common stock, a number of shares of Class A common stock having an aggregate average market value equal to 110% of the average market value of a share of Class C common stock during the 20 consecutive trading-day period ending on (and including) the 5th trading-day immediately preceding the date on which we mail the notice of exchange to holders of Class C common stock.

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Stockholders’ Equity (Deficiency), continued

Stock Issuance During the Year Ended December 31, 2003

During 2003, Peninsula issued 7,885,000 shares of Class A common stock and 28,878,000 shares of Class C common stock as consideration for consulting services performed by various individuals/entities. Shares issued under these arrangements were valued in the aggregate of $71,650 and $1,454,400, respectively.

During 2003, LBCG converted a $250,000 convertible note into 5,000,000 shares of Class C common stock, and a $150,000 convertible note as well as cash advances of $265,670 into 41,567,000 shares of Class A common stock. In addition, a stockholder converted a $250,000 convertible note into 5,000,000 shares of Class C common stock.

During 2003, Peninsula sold 20,148,672 shares of its Class A common stock and 1,460,000 shares of its Class C common stock, and realized net proceeds of $202,049 and $340,000, respectively.

During 2003, in connection with the acquisitions of IMED and GTI, Peninsula issued 4,000,000 shares of Class A common stock and warrants valued at $40,000, and 500,000 Class C common stock and options valued at $49,000, respectively.

During 2003, an executive of Peninsula exercised his right and made a one-time exchange of 5,000,000 shares of Class C common stock for 5,000,000 shares Class A common stock, as approved by our Board of Directors.

During 2003, a stockholder exercised his right and made a one-time exchange of 5,473 shares of Class B common stock for 547 shares Class C common stock, as approved by our Board of Directors.

During 2003, an employee contributed services valued at $50,000 (see Note 12).

Stock Issuance During the Year Ended December 31, 2002

During 2002, Peninsula issued 18,300,000 shares of Class A common stock, 1,200,000 shares of Class B common stock and 20,000,000 shares of Class C common stock as consideration for consulting services performed by various individuals/entities. Shares issued under these arrangements were valued in the aggregate of $109,800, $7,200 and $20,000, respectively. The unearned consulting fees of $20,000 were amortized over the two-month period ending February 28, 2003.

During 2002, a stockholder converted a $100,000 convertible note, plus accrued interest of $20,000, into 1,655,000 shares of Class A common stock.

During 2002, Peninsula issued 4,665,069 shares of Class B common stock in settlement of liabilities in accordance with the Plan, valued at $27,991, resulting in a gain on settlement of liabilities totaling $4,637,078, which was reported as a gain in the consolidated statements of operations during 2002.

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Stockholders’ Equity (Deficiency), continued

Stock Issuance During the Year Ended December 31, 2001

During 2001, Peninsula issued 15,403,316 shares of its Class A common stock and realized net proceeds of $1,151,540.

During 2001, certain note holders converted $550,000 of its principal into 2,714,290 shares of Peninsula’s Class A common stock.

During 2001, in consideration of an extension of a note, Peninsula issued 51,930 shares of Class A common stock as additional consideration for financing activities. This was valued at $52 and charged to operations during the year ended December 31, 2001.

During 2001, Peninsula issued 28,032,000 shares of its Class A common stock as consideration for consulting services performed by various individuals/entities. Shares issued under these arrangements were valued in the aggregate of $2,624,712. The unearned consulting portion amounting to $600,000 is being amortized over the twelve-month period ending August 31, 2002.

During 2001, 400,000 shares of Class A common stock were returned to Peninsula without consideration.

During 2001, in connection with the acquisition of TTC, Peninsula issued 3,000,000 shares of its Class A common stock, warrants to purchase 4,500,000 shares of its Class A common stock and options to purchase 1,000,000 shares of its Class A common stock, valued at $990,000 (see Note 5).

Stock Option Plan

During 2001, Peninsula adopted its 2001 Stock Incentive Plan, which authorizes the granting of stock options, restricted, unrestricted and performance stock awards, dividend equivalent rights and stock appreciation rights. The Board of Directors may administer the 2001 Stock Incentive Plan or a committee appointed by the Board. A total of 25,000,000 shares of Class A common stock are reserved for issuance under the 2001 Stock Incentive Plan. Options granted under the option plan may be either (i) options intended to constitute incentive stock options under Section 422 of the Code, or (ii) non-qualified stock options.

The Board determines the exercise price for each stock option. Incentive stock options must have an exercise price of at least 100% (or at least 110% in the case of incentive stock options granted to certain employees owning more than 10% of the outstanding voting stock) of the fair market value of the common stock on the date the stock option is granted. No stock option may be exercised after the expiration of ten years from the date of grant (or five years in the case of incentive stock options granted to certain employees owning more than 10% of the outstanding voting stock).

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Stockholders’ Equity (Deficiency), continued

Stock Option Plan, continued

Pursuant to the 2001 Stock Incentive Plan, the aggregate fair market value of the common stock for which one or more incentive stock options granted to any participant may, for the first time, become exercisable as incentive stock options under the federal tax laws during any one calendar year shall not exceed $100,000.

Options Under the Plan

On September 5, 2001, Peninsula granted its then Chief Executive Officer options to purchase 2,000,000 shares of its common stock. The exercise price was $.20 per share, with 200,000 vesting and exercisable immediately and the remaining 1,800,000 vesting and exercisable in three equal annual installments starting February 27, 2002. These options were to expire September 5, 2011. During December 2001, the above Officer terminated his employment with the Company and forfeited his 2,000,000 options.

On September 6, 2001, Peninsula granted to three employees options to purchase a total of 500,000 shares of its common stock. The exercise price was $.20 per share, vesting in three equal annual installments starting February 28, 2002. These options were to expire September 6, 2011. During January 2002, Peninsula terminated the employment of the above employees, canceling their 500,000 options.

On September 6, 2001, Peninsula granted to an employee options to purchase 250,000 shares of its common stock. The exercise price was $.20 per share with 83,334 vesting and exercisable immediately and the remaining 166,666 vesting and exercisable in two equal annual installments starting March 5, 2002. These options were to expire September 6, 2011. During January 2002, Peninsula terminated the employment of the above employee, canceling the 250,000 options.

On September 6, 2001, Peninsula granted its then Chief Financial Officer options to purchase 1,200,000 shares of its common stock. The exercise price was $.20 per share, with 200,000 vesting and exercisable immediately and the remaining 1,000,000 vesting and exercisable in three equal annual installments starting May 15, 2002. These options were to expire September 6, 2011. During January 2002, the above Officer terminated his employment with the Company and forfeited his 1,200,000 options.

On September 6, 2001, Peninsula granted its then Chief Operating Officer options to purchase 1,000,000 shares of its common stock. The exercise price was $.20 per share, with 100,000 vesting and exercisable immediately and the remaining 900,000 vesting and exercisable in three equal annual installments starting May 15, 2002. These options were to expire September 6, 2011. During December 2002, Peninsula terminated the employment of the above employee with the Company. The employee forfeited 600,000 of its non vested options on the date of termination, with the remaining vested 400,000 options terminated in March 2003.

As of December 31, 2003, there were no options outstanding under the Plan.

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Stockholders’ Equity (Deficiency), continued

Options Outside the Plan

In February 2001, Peninsula granted three individuals options outside the 2001 stock incentive plan to purchase a total of 10,000,000 shares of its Class A common stock at $1.00 share. The options vest immediately and expire in February 2011. Peninsula deemed the value of these options to be immaterial.

During 2001, Peninsula granted options to purchase 1,000,000 shares of common stock at an exercise price of $.01 per share, in connection with its acquisition of TTC (see Note 5), which expire in September 2011. Subsequently, the Board granted the holders of these options the choice to exercise these options and purchase either Class A or Class C common stock.

During 2002, Peninsula granted options to purchase 90,000,000 shares of Class A common stock exercisable at $.01 per share and options to purchase 250,000,000 shares of preferred stock exercisable at $.01 per share to LBCG outside of the 2001 stock plan for financial advisory services in connection with the Plan of reorganization. These options were valued at $233,136 and such charge is included in reorganization expense in the consolidated statements of operations for 2002. The options expire in January of 2012. During 2003, LBCG received 25,000,000 shares of restricted Class C common shares valued at $1,250,000 in consideration of financial advisory services and the cancellation of the 250,000,000 preferred stock options.

During 2003, LBCG exercised 41,567,000 options to convert a $150,000 convertible note, as well as cash advances of $265,670 into 41,567,000 shares of Class A common stock at $.01 per share.

During 2003, Peninsula granted to its Executive Vice president of iHS, options outside of the 2001 stock plan, to purchase 3,000,000 shares of Class C common stock as part of the stock purchase agreement with GTI. The exercise price is $.25 per share, with 1,000,000 shares vesting and exercisable on December 31, 2004, 2005 and 2006. These options expire on December 31, 2008.

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - Stockholders’ Equity (Deficiency), continued

Following is a summary of the activity of the common stock options for the three years ended December 31, 2003:

	Number of Options	Weighted Average Exercise Price

Balance at January 1, 2001	85,000	$1.00
Options Granted	15,950,000.70
Options Exercised	—	—
Options Forfeited	(2,000,000)	.20

Balance outstanding at December 31, 2001	14,035,000.77
Options Granted	90,000,000.01
Options Exercised	—	—
Options Forfeited	(2,550,000)	.20

Balance outstanding at December 31, 2002	101,485,000.11
Options Granted	3,000,000.25
Options Exercised	(41,567,000)	.01
Options Forfeited	(400,000)	.01

Balance outstanding at December 31, 2003	62,518,000	$.18

The exercise price for options outstanding as of December 31, 2003 ranged from $.01 to $1.00.

The following table summarizes information concerning outstanding and exercisable stock options as of December 31, 2003:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding At December 31, 2003	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At December 31, 2003	Weighted Average Exercise Price

$ .01	49,433,000	8	$ .01	49,433,000	$ .01
$ .25	3,000,000	5	$ .25	—	$ —
$ 1.00	10,085,000	8	$ 1.00	10,085,000	$ 1.00

	62,518,000			59,518,000

The weighted average fair value of options granted during the years ended December 31, 2003, 2002 and 2001 approximated $.01, $.00 and $.04, respectively.

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11 - Deferred Income Taxes

Peninsula was not required to provide for a provision for income taxes for the years ended December 31, 2003, 2002 and 2001, as a result of net operating losses and/or net operating loss carryforwards to those periods.

As of December 31, 2003, Peninsula had available approximately $13,900,000 of net operating losses (“NOL”) available for income tax purposes that may be carried forward to offset future taxable income, if any. The NOL carryforwards as of December 31, 2003 expire in various years through 2023.

At December 31, 2003, Peninsula has a deferred tax asset of approximately $6,248,000, representing the benefits of its net operating loss carryforwards of $5,560,000 with the balance consisting of transactions reported differently for financial reporting and tax purposes, including stock-based compensation. Peninsula’s deferred tax asset has been fully reserved by a valuation allowance since realization of its benefit is uncertain. For the year ended December 31, 2003, 2002 and 2001, the difference between the statutory tax rate of 40% and Peninsula’s effective tax rate (0%) is due to the increase (decrease) in the valuation allowance of $1,108,000, (950,000) and 1,960,000, respectively. During the year ended December 31, 2002, Peninsula utilized $2,375,000 of its net operating loss to offset the gain from the extinguishment of debt. Peninsula’s ability to utilize its carryforwards may be subject to an annual limitation in future periods, pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

NOTE 12 - Commitments and Contingencies

Employment and Consulting Agreements

On December 16, 2002, Peninsula entered into a two-month consulting agreement with a consultant, to provide various financial, marketing, operations and related business services. Peninsula issued to the consultant 20,000,000 shares of Class C common stock, which were valued at $20,000, based upon the fair market value of the services rendered. In February 2003, Peninsula entered into a five-year employment agreement with this consultant who in February of 2003 became the President of its wholly-owned subsidiary, iHS. The employment agreement provides for a base salary of $180,000 per annum payable on a month-to-month basis, subject to monthly review and approval, and annual increases of $50,000. In addition, this executive is entitled to board approved discretionary bonuses and other fringe benefits. However, no salary is payable or accrued, unless we generate positive cash flow. As such, no salary was paid nor accrued during the year ended December 31, 2003. During the year ended December 31, 2003, we recorded a charge to earnings of $50,000 and a credit to paid-in-capital of $50,000 related to the value of the services provided by this employee.

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Commitments and Contingencies, continued

Employment and Consulting Agreements, continued

In December 2003, Peninsula entered into a three-year employment agreement with its Executive Vice President of its wholly-owned subsidiary, iHS, which provides for a base salary of $120,000 per annum payable on a month-to-month basis, subject to monthly review and approval. In addition, this executive is entitled to board approved discretionary bonuses and other fringe benefits. However, no salary is paid nor accrued, unless we generate positive cash flow.

Location Contracts

Peninsula has location contracts with various United States based prison facilities. These contracts provide for us to install and operate pay telephones in these facilities for periods ranging from one to five years. Pursuant to these contracts, we are obligated to pay a commission to each prison facility ranging from 30% - 42% of base revenue generated from each facility. Commission expense under these contracts is included in telecommunication and commission costs in our consolidated statements of operations and amounted to $851,637, $604,534 and $138,575 for the years ended December 31, 2003, 2002 and 2001, respectively.

Legal Proceedings

Peninsula is involved in litigation through the normal course of business. We believe that the resolution of these matters will not have a material effect on the financial position of the Company.

Office Service Agreement

Peninsula entered into an office service agreement dated January 1, 2003, with its majority stockholder, LBCG for the use of its offices, business center facilities and services including, secretarial, administrative, telecommunications support and other such services as defined in the agreement requiring future minimum monthly fees of $11,700 per month, subject to escalations as defined in the agreement, expiring January 1, 2005, with an automatic extension for the same period as the initial term unless either party terminates the agreement after the initial term.

NOTE 13 - Subsequent Events

Advances from LBCG

Since December 31, 2003, LBCG has advanced approximately $257,000 through August 31, 2004. These advances are payable on demand and provide for interest at a rate of 7% per annum. On March 31, 2004, LBCG exercised its options to purchase 18,000,000 shares of Class A common stock at $.01 per share and satisfied the exercise price by reducing our obligation to LBCG by $180,000.

Through May 2004, Peninsula sold 275,000 shares of its Class C common stock and realized net proceeds of $275,000.

PENINSULA HOLDINGS GROUP, LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - Unaudited Quarterly Results - 2003 and 2002

The following pages contain unaudited consolidated balance sheets and consolidated statements of operations for the quarters ended March, June and September of 2003 and 2002. We believe that the following information reflects all normal recurring adjustments necessary to make the information for the periods presented not misleading.

PENINSULA HOLDINGS GROUP, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS

	9/30/2003	6/30/2003	3/31/2003

CURRENT ASSETS
Cash	$14,393	$10,997	$161,411
Accounts receivable, less allowance for doubtful accounts of
$130,116, $121,590 and $99,722, respectively	394,758	245,593	195,699

Total Current Assets	409,151	256,590	357,110

PROPERTY AND EQUIPMENT, Net	216,235	183,134	149,171

OTHER ASSETS
Goodwill	769,347	769,347	769,347
Other acquisition-related intangible assets, net	202,881	247,298	291,715
Other non-current assets, net	5,996	5,996	996

Total Other Assets	978,224	1,022,641	1,062,058

TOTAL ASSETS	$1,603,610	$1,462,365	$1,568,339

LIABILITIES AND STOCKHOLDERS’ (DEFICIENCY) EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$750,731	$567,620	$402,314
Line of credit	24,569	24,960	24,774
Advances payable - related parties	814,266	655,392	623,657
Note payable - related parties	159,500	163,500	163,500

TOTAL LIABILITIES	1,749,066	1,411,472	1,214,245

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Class A common stock, $.001 par value; 850,000,000 shares
authorized; 164,176,600, 164,176,600 and 158,976,000
shares issued and outstanding, respectively	164,177	164,177	158,977
Class B common stock, $.001 par value; 850,000,000 shares
authorized; 5,859,596, 5,859,596, and 5,865,069 shares
issued and outstanding, respectively	5,860	5,860	5,865
Class C common stock, $.001 par value; 850,000,000 shares
authorized; 42,275,547, 42,225,547 and 46,800,000 shares
issued and outstanding, respectively	42,276	42,226	46,800
Additional paid-in capital	17,643,092	17,578,142	17,453,013
Unearned consulting costs	(312,500)	(625,000)	(937,500)
Accumulated deficit	(17,688,361)	(17,114,512)	(16,373,061)

TOTAL STOCKHOLDERS’ (DEFICIENCY) EQUITY	(145,456)	50,893	354,094

TOTAL LIABILITIES AND STOCKHOLDERS’
(DEFICIENCY) EQUITY	$1,603,610	$1,462,365	$1,568,339

PENINSULA HOLDINGS GROUP, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	9/30/2003	6/30/2003	3/31/2003

REVENUES	$758,850	$565,450	$499,264

COSTS AND EXPENSES
Telecommunication and commission costs	378,690	244,927	217,545
Billing and collection	109,325	59,180	45,234
Provision for bad debts	126,585	138,891	121,944
Compensatory element of stock issuances
(for general and administrative expenses)	312,500	342,000	364,500
Selling, general and administrative expenses	349,093	466,161	386,549
Depreciation and amortization	53,031	52,090	50,857

TOTAL COSTS AND EXPENSES	1,329,224	1,303,249	1,186,629

LOSS FROM OPERATIONS	(570,374)	(737,799)	(687,365)

OTHER INCOME (EXPENSE)
Other income	—	134	—
Interest expense	(3,475)	(3,786)	(10,171)

TOTAL OTHER EXPENSE	(3,475)	(3,652)	(10,171)

LOSS FROM OPERATIONS BEFORE
INCOME TAXES	(573,849)	(741,451)	(697,536)

INCOME TAXES	—	—	—

NET LOSS	$(573,849)	$(741,451)	$(697,536)

BASIC AND DILUTED NET (LOSS) INCOME PER SHARE:

Class A and Class B Common Stock:
Basic and Diluted Net (Loss) Income Per Share	$—	$—	$—

Weighted Average Number of Class A and
Class B Common Shares Outstanding -
Basic and Diluted	171,836,196	164,883,427	155,858,799

Class C Common Stock:
Basic and Diluted Net (Loss) Income Per Share	$—	$—	$—

Weighted Average Number of Class C Common
Shares Outstanding - Basic and Diluted	39,296,169	39,282,609	41,569,580

PENINSULA HOLDINGS GROUP, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED BALANCE SHEETS

ASSETS

	9/30/2002	6/30/2002	3/31/2002

CURRENT ASSETS
Accounts receivable, less allowance for doubtful accounts of
$87,061, $102,305 and $87,646, respectively	$198,033	$220,437	$223,850
Payroll taxes receivable	3,340	840	840
Due from affiliate	24,910	24,910	24,910

Total Current Assets	226,283	246,187	249,600

PROPERTY AND EQUIPMENT, Net	167,235	154,922	152,622

OTHER ASSETS
Goodwill	644,097	644,097	644,097
Other acquisition-related intangible assets, net	380,549	424,966	469,383
Other non-current assets, net	10,509	10,260	10,011

Total Other Assets	1,035,155	1,079,323	1,123,491

TOTAL ASSETS	$1,428,673	$1,480,432	$1,525,713

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Bank overdraft	$22,406	$21,596	$49,404
Accounts payable and accrued expenses	348,205	155,651	135,918
Line of credit	23,634	24,148	24,824
Advances payable - related parties	387,645	258,430	129,215
Note payable - related parties	200,000	200,000	200,000
Note payable - stockholder	100,000	100,000	100,000
Liabilities subject to compromise	4,052,916	4,009,906	3,966,896

TOTAL LIABILITIES	5,134,806	4,769,731	4,606,257

STOCKHOLDERS’ DEFICIENCY
Class A common stock, $.001 par value; 850,000,000 shares
authorized; 132,972,928, 131,972,928 and 129,672,928
shares issued and outstanding, respectively	132,973	131,973	129,673
Additional paid-in capital	15,766,087	15,759,732	15,513,741
Accumulated deficit	(19,605,193)	(19,081,004)	(18,473,958)
Unearned financing costs	—	(100,000)	(250,000)

TOTAL STOCKHOLDERS’ DEFICIENCY	(3,706,133)	(3,289,299)	(3,080,544)

TOTAL LIABILITIES AND STOCKHOLDERS’
DEFICIENCY	$1,428,673	$1,480,432	$1,525,713

PENINSULA HOLDINGS GROUP, LTD.
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	9/30/2002	6/30/2002	3/31/2002

REVENUES	$436,996	$545,856	$494,206

COSTS AND EXPENSES
Telecommunication and commission costs	370,793	205,837	238,244
Billing and collection	60,957	136,259	89,896
Provision for bad debts	93,828	116,177	95,150
Compensatory element of stock issuances
(for general and administrative expenses)	100,000	150,000	150,000
Selling, general and administrative expenses	114,349	82,435	114,826
Depreciation and amortization	44,417	44,417	44,417

TOTAL COSTS AND EXPENSES	784,344	735,125	732,533

LOSS FROM OPERATIONS	(347,348)	(189,269)	(238,327)

OTHER EXPENSE
Reorganization items	(132,476)	(373,412)	(230,231)
Interest expense	(44,365)	(44,365)	(44,340)

TOTAL OTHER EXPENSE	(176,841)	(417,777)	(274,571)

LOSS FROM OPERATIONS BEFORE
INCOME TAXES	(524,189)	(607,046)	(512,898)

INCOME TAXES	—	—	—

NET LOSS	$(524,189)	$(607,046)	$(512,898)

Basic and Diluted Net Loss Per Share	$—	$—	$—

Weighted Average Number of Common Shares
Outstanding - Basic and Diluted	132,550,706	130,978,483	121,228,484

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange

Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  Peninsula Holdings Group, Ltd.

                  By:      /s/  Lilly Beter

                           ---------------------------

                           Lilly Beter,

                           Chairman of the Board and

                           President

Date:  November 5, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities and dates indicated:

 /s/ Celso B. Suarez, Jr.                                         Date

--------------------------                                     ----------------

Name: Celso B. Suarez, Jr.                              Date:  November 5, 2004

Title: Secretary of the Board,

       Chief Financial Officer

       and Corporate counsel

/s/ Lilly Beter

                                    Date

--------------------------                                     ----------------

Name: Lilly Beter

                    Date:  November 5, 2004

Title: Chairman of the Board and

       President

/s/ James T. Kesaris

Date

--------------------------                                     ----------------

Name: James T. Kesaris

                          Date:  November 5, 2004

Title: Chief Accounting Officer